Form 10-K
period 2003-12-31
FRANKLIN BANK CORP
filed 2004-03-11
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50518

Franklin Bank Corp.

(Exact name of Registrant as specified in its charter)

Delaware	11-3626383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9800 Richmond Avenue, Suite 680 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Registrant’s telephone number, including area code:

(713) 339-8900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value,

(Title of each class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     As of March 10, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $365.9 million.

     As of March 10, 2004, there were 21,225,263 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders of Franklin Bank Corp. to be held on May 5, 2004 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FRANKLIN BANK CORP.

ANNUAL REPORT ON FORM 10-K

PART I

      In this report, Franklin Bank Corp. (including its subsidiaries) is sometimes referred to as the “company”, “we”, “our”, or “us”, and Franklin Bank, S.S.B. is sometimes referred to as “Franklin Bank” or the “bank”.

Item 1.	Business

      We are a Texas-based savings and loan holding company with approximately $2.3 billion in assets, $1.3 billion in deposits and $245.4 million in stockholders’ equity as of December 31, 2003. Through our wholly-owned subsidiary, Franklin Bank, S.S.B., a Texas state savings bank, we originate single family residential mortgage loans, provide community banking products and services, originate residential construction loans and provide mortgage banker finance products and services. As of December 31, 2003, in addition to our corporate offices in Houston, Texas, where we provide many of our banking services, we had thirteen full service banking branches in Texas, two regional residential construction lending offices in Florida and Arizona, 34 retail mortgage offices in 16 states throughout the United States, and a regional wholesale origination office in California.

      On December 23, 2003 we completed an initial public offering of our common stock and received net proceeds of approximately $140.2 million. On December 30, 2003, we acquired Jacksonville Bancorp., Inc., or Jacksonville, a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits at the date of acquisition. On February 29, 2004, we acquired Lost Pines Bancshares, Inc., or Lost Pines, a Texas-based bank holding company with approximately $40.3 million in assets and $36.5 million in deposits at the date of acquisition.

Our Strategy

      Our principal growth and operating strategy is to:

•	increase the scope and profitability of our product lines by expanding our markets and utilizing the expertise of our key management;

•	expand our community banking business by acquiring small- to medium-sized financial institutions in growing Texas markets outside of metropolitan areas and by establishing new banking branches to complement our existing banking branch network; and

•	continue to build our franchise by providing superior service through qualified and relationship-oriented employees who are committed to the communities in which we offer our products.

Acquisitions

      Since our formation in August 2001, we have completed the following acquisitions:

		Total
Date	Institution Acquired	Purchase Price	Assets	Branches

February 2004	Lost Pines Bancshares, Inc.	$6.9 million	$40.3 million	2
December 2003	Jacksonville Bancorp, Inc.	$69.2 million	$467.6 million	9
April 2003	Highland Lakes Bancshares Corporation	$18.6 million	$83.6 million	1
April 2002	Franklin Bank, S.S.B.	$11.2 million	$62.3 million	2

      We continue to seek opportunities to expand our community banking business by acquiring small- to medium-sized financial institutions in growing Texas markets outside of metropolitan areas. We believe that acquisitions such as these complement our asset strategy and provide an excellent source of deposits, a key component of our growth. When we acquire a financial institution we integrate its lending and deposit platforms with ours as soon as practical. We operate the acquired entity either as a new geographic division or as a branch within one of our existing geographic divisions. In addition, we attempt to maintain key managers for continuity with the customers.

History

      In August 2001, our founders organized Franklin Bank Corp. as a new Delaware holding company, formerly known as BK2 Inc., for the purpose of acquiring all of the outstanding capital stock of Franklin Bank, which was then engaged in traditional community banking activities in the greater Austin, Texas market. We completed this acquisition on April 9, 2002.

      At the time of the acquisition, Franklin Bank had approximately $62.3 million in assets, $58.5 million in deposits and $3.1 million in stockholders’ equity, and operated two banking branches in Austin, Texas, with a community banking focus. We acquired the bank with the intent of implementing a business strategy to expand the bank’s branches, grow and diversify its lending activities and increase its overall profitability.

      In April 2003, we acquired Highland Lakes Bancshares Corporation, or Highland, located in Kingsland, Texas. At the time of the acquisition, Highland had approximately $83.6 million in assets and $72.9 million in deposits. The acquisition of Highland complemented our existing banking branches and expanded our presence in our target market.

      In December 2003, we acquired Jacksonville, which had $467.6 million in assets and $399.8 million in deposits at the time of acquisition. The acquisition of Jacksonville added nine banking branches in and around the Tyler/ Jacksonville, Texas area.

      On February 29, 2004, we acquired Lost Pines, which had approximately $40.3 million in assets and $36.5 million in deposits at the date of acquisition. The acquisition of Lost Pines expands our presence in the outlying areas of the Austin, Texas market.

Business Activities

      Our banking services are concentrated in mortgage banking, community banking, residential construction lending and mortgage banker finance product lines.

Mortgage Banking

      We originate, acquire and sell residential mortgage loans. We focus on originating single family mortgages, for sale into the secondary market, that conform in credit characteristics to secondary marketing standards and criteria set by government sponsored enterprises, and on acquiring loans for our portfolio, targeting high quality borrowers with high credit ratings. We believe that mortgage loans to high quality borrowers with high credit ratings can provide us with better returns on a portfolio basis than loans in the “conforming” mortgage loan market because of our comprehensive credit evaluation and risk-based pricing. Our product types include FHA/ VA insured mortgages, “alternate A” or expanded criteria mortgages, FNMA/ FHLMC conventional mortgages and jumbo mortgage loans to high credit quality borrowers. We currently originate mortgage loans through two channels, retail and wholesale, and acquire mortgage loans through our correspondents. The earnings that we derive from our origination channels are based on the interest spread on our mortgage loans held for sale and the gain from the subsequent sale of these loans into the secondary market. We intend to expand our mortgage banking business by increasing the loans originated through our retail and wholesale channels through the addition of loan officers and locations. For the year ended December 31, 2003, approximately 80% of our interest income came from mortgage banking activities, including approximately 71% from our portfolio loans and approximately 9% from our origination activities.

      Retail Mortgage Origination. We currently originate mortgage loans directly to borrowers through our community banking locations and through our retail mortgage offices located in 16 states throughout the United States. Since the inception of this product niche in January 2003, we have expanded the number of our offices from three to 34 at the end of December 2003. Through these offices, as of December 31, 2003, we had originated $188.6 million in mortgage loans since January 1, 2003, $51.5 million of which was in the fourth quarter of 2003.

      We believe that our retail mortgage office structure provides us with a low fixed cost method of originating mortgage loans. This structure is set up so that each mortgage loan manager is compensated based solely on the mortgage office’s profitability. For each loan originated, the mortgage office receives a credit, which is similar to a fee paid to a mortgage loan broker, and is charged an administration fee to cover our processing costs for that loan. All direct expenses of the mortgage office are charged to that office and the mortgage office manager’s compensation is the net income generated by that mortgage office. This allows us to compete at the point of sale to the consumer while minimizing the fixed costs found in a traditional retail mortgage origination network. We monitor the profitability of each mortgage office and expect to minimize our exposure by closing those mortgage offices that do not meet their profitability goals. Most of our retail mortgage office leases are short term, and we utilize third party providers for our closing and post closing functions, which gives us the flexibility to scale our mortgage origination business to the volumes that we are originating at any given time.

      Through these offices, we interact with our borrowers with the assistance of loan officers who facilitate the efficient processing and closing of the loans. In addition, we intend to reach new and existing retail loan customers through direct-to-the-customer tools, such as the Internet, direct mail and advertising in selected print media. Furthermore, our mortgage loan officers obtain business by developing and nurturing a referral network of realtors, real estate attorneys, builders and accountants.

      Wholesale Mortgage Origination. Wholesale mortgage origination refers to the origination of mortgage loans with the assistance of mortgage companies or mortgage brokers. The loans are originated and closed in either our name or, under certain circumstances, the assisting entity’s name with immediate assignment to us. We currently originate wholesale residential mortgage loans in Texas and California, and may expand on a nationwide basis. We believe the wholesale origination of loans represents an efficient way for us to originate loans. During the year ended December 31, 2003, we originated $103.2 million in mortgage loans through our wholesale office in California and our corporate office in Houston, Texas.

      In the wholesale origination process, the mortgage company or mortgage broker identifies applicants, gathers required information and documents, and acts as our liaison with the borrower during the lending process. We provide updated pricing for our mortgage loan products to these entities on a daily basis. Once a completed mortgage application is presented to us, our staff underwrites it according to our standard credit criteria.

      Prior to starting a relationship with a wholesale originator, we conduct due diligence on the entity. Our due diligence includes reviewing their financial condition, running credit and fraud checks on their principals, checking business references and verifying with the applicable regulators that a broker is in good standing. Once approved, we require that the entity sign an agreement that governs the mechanics of doing business with us and that sets forth the representations and warranties the broker makes regarding each loan submitted to us.

      Correspondent Acquisitions. We acquire mortgage loans through correspondent relationships we have with financial institutions, mortgage companies and mortgage brokers. These entities originate, fund and bundle mortgages with the intent to sell them to us. When acquiring loans on a correspondent basis, we commit to purchase the loan prior to the closing of the mortgage based upon predetermined and agreed upon criteria. As of December 31, 2003, we had purchased approximately $1.4 billion of single family mortgage loans since January 1, 2003, and intend in the future to continue to purchase recently originated loans from larger financial institutions, mortgage companies and investment banks on an opportunistic basis. These purchases allow us to obtain residential mortgage loans for our portfolio without the cost of originating them ourselves.

      Loan Disposition. We currently sell a majority of the mortgage loans we originate into the secondary market under normal customary terms, and may in the future sell some loans through securitizations. We typically sell fixed-rate loans into the secondary market, but may also from time to time sell adjustable-rate loans. The majority of our sales are made under mandatory delivery agreements with major financial institutions, including the Federal National Mortgage Association, or FNMA, for whom we are an approved seller/servicer, the Federal Home Loan Mortgage Corporation, or FHLMC, and Countrywide Home Loans

Inc. We generally sell the servicing rights to our loans when we sell the loans, except where there are cross-selling opportunities to community banking customers. During the year ended December 31, 2003, we sold into the secondary market $149.6 million in single family mortgage loans.

Community Banking

      Our community banking operations offer a wide variety of small business and consumer banking products, including consumer checking, money market accounts, certificates of deposit, auto loans, home improvement loans, small business loans, small commercial real estate loans and mortgage loans. Currently, our branch network consists of 13 branches, four located in the Austin, Texas area and nine located in Tyler, Texas and the surrounding area. All of our branch locations are full service branches and offer a full range of deposits and loans.

      We intend to aggressively grow our community banking activities through the establishment of new banking branches, acquisitions, direct mail and online banking. Our community banking strategy is focused on expanding our presence by acquiring and establishing new banking branches in growing Texas markets outside the state’s principal metropolitan areas. A key part of our strategy is to hire experienced local bankers in those markets with extensive ties in the community. We employ competitive pricing policies, advertising and customer service to attract and retain deposits and to provide superior service in the markets we serve. In this regard, we attempt to price our deposits at competitive rates. As a result, we have experienced a steady growth in deposits. As of December 31, 2003, total deposits from our community banking products totaled $565.4 million, including $399.8 million acquired from Jacksonville on December 30, 2003. Interest expense relating to those deposits represented approximately 12% of our total interest expense for the year ended December 31, 2003. Interest income on our community banking products was approximately 5% of our total interest income for the same period.

      On April 30, 2003, we closed our acquisition of Highland, located in Kingsland, Texas. At the time of the acquisition, Highland had approximately $83.6 million in assets and $72.9 million in deposits. Highland’s wholly-owned subsidiary, Highland Lakes Bank, or Highland Bank, was a Texas state bank that operated one branch in Kingsland, Texas. This acquisition complemented our existing banking branches and expanded our presence in our target market.

      On December 30, 2003 we acquired Jacksonville, a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits as of the date of the acquisition. Jacksonville’s wholly-owned subsidiary, Jacksonville Savings Bank, S.S.B., or Jacksonville Bank, was a Texas state savings bank that operated nine community banking branches in and around Tyler, Texas. Jacksonville provides community banking products, originates single family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate, construction, land, business and consumer loans. As a result of this acquisition, we added nine community banking branches and increased our deposits by approximately $399.8 million. The Jacksonville acquisition provides us with a community-based banking presence in a growing region of the Texas market. In addition, Jacksonville’s products complement our niche products. We expect to be able to build upon the base that Jacksonville provides us.

      On February 29, 2004, we acquired Lost Pines, a Texas-based bank holding company with approximately $40.3 million in assets and $36.5 million in deposits at the date of acquisition. Lost Pines’ wholly-owned subsidiary, Lost Pines National Bank, was a national bank that operated two community banking branches outside of Austin, Texas. Lost Pines provides community banking products and originates commercial real estate and commercial loans. The Lost Pines acquisition complements our existing community banking branches and expands our presence in the outlying areas of the Austin, Texas market.

      We will continue to seek opportunities to acquire financial institutions that are consistent with our strategy of growing our community banking.

Residential Construction Lending

      The focus of our residential construction lending business is financing the construction of multiple single-family detached dwellings in established subdivisions. We have expanded our geographical scope from Texas to include Arizona, Florida, Georgia, Nevada and Washington, and currently provide residential construction loans from our corporate offices in Houston, Texas, and our regional offices in Phoenix, Arizona and Orlando, Florida. We intend to extend our single-family construction operations in other desirable markets in order to further diversify our portfolio geographically.

      The builders we target for financing are medium size builders that construct at least 50 homes each year. In order to be approved for a construction loan, we require that builders satisfy specific qualification requirements, including reputation in the community, speculative inventory levels, geographic area concentration and other factors. As of December 31, 2003, we had $291.7 million in residential construction loans committed, of which $161.8 million were outstanding. For the year ended December 31, 2003, we derived approximately 8% of our total interest income from residential construction lending products.

      Residential construction lending generally entails a higher degree of risk than traditional mortgage lending, including the risk of a general downturn in the builder’s local economy, interest rate increases and misrepresentation by the builders of the completion status of the home against which loan funds have been drawn.

      We utilize certain lending practices to reduce these risks, including pricing all residential construction loans based on a risk adjusted return on capital and underwriting them based on debt/net worth, cash flow coverage, loan to value and loan to cost ratios, interest reserve coverage, experience of management, inventory turnover by subdivision and guarantees. We monitor the ongoing financial condition of the builder and the status of construction by regular review of periodic builder reports and financials and site inspection of the actual construction. We approve draws only after third party on-site inspections and review of subdivision performance and borrowers’ inventory. We believe these requirements significantly reduce the potential for misdirected advances to other areas of the builder’s business.

Mortgage Banker Finance

      Mortgage banker finance is a new product that we began to offer in July 2003. We provide small- and medium-sized mortgage companies with credit facilities, including secured warehouse lines of credit, repurchase agreements, and working capital credit lines. We also offer these companies a complete line of fee-based cash management products tailored to their business, including balance reporting, online banking, cash management and custody services. In addition to providing interest income, we expect the mortgage banker finance business to give us an excellent source of deposits generated by our cash management products.

      These loans are subject to the risk that the collateral may be fraudulently or improperly documented. Additionally, mortgage banking companies are generally more thinly capitalized than other commercial borrowers.

      To reduce these risks we have assembled a team of experienced mortgage banker finance professionals to manage this business. To date, we have established the necessary procedures, controls, and systems to operate this business, including taking control of the mortgage collateral and employing field auditors to examine our mortgage banking clients. As of December 31, 2003, we had $20.0 million in warehouse lines committed of which $3.7 million was outstanding.

      Our target customers are existing mortgage banking companies that have an excellent track record in the mortgage business. We approve potential mortgage banker finance customers and determine advance rates for loans based on a number of factors, including credit performance, experience, perceived interest rate risk, liquidity risk, and risks associated with the particular mortgage loans originated by the mortgage banking firm.

Multi-Family Lending

      In the past we have engaged to a limited extent in multi-family lending. Currently, we believe that, due to the affordability of single family homes, multi-family lending does not meet our risk profile and we do not intend to pursue opportunities in this product line. However, we may in the future make multi-family loans, including small multi-family mortgages and small multi-family housing construction loans if the market for these types of loans improves.

      If we begin to offer this product again, we intend to originate multi-family loans primarily to fund existing projects and new construction, and would expect to offer long-term financing for established, operating multi-family properties and short-term financing for construction, acquisition, and rehabilitation.

Underwriting and Risk Management

      We originate and purchase loans in accordance with the underwriting criteria described below. Generally, our underwriting guidelines are designed to help us evaluate a borrower’s credit history and capacity to repay the loan, the value of the property, if any, that will secure the loan, and the adequacy of such property as collateral for the loan.

      Currently, we underwrite every loan we originate or purchase, other than certain purchased single family loans that contain homogeneous characteristics. This means we thoroughly review the borrower’s credit history, financial documents and appraisal for accuracy and completeness. Our underwriting standards are applied in accordance with applicable federal and state laws and regulations.

      For originated residential mortgage loans, we use standardized secondary market underwriting and credit criteria in order to ensure the quality of the asset. In addition, we review credit scores derived from the application of one or more nationally recognized credit scoring models. We also require a qualified appraisal of the mortgaged property, conforming to FNMA and FHLMC standards. Each appraisal includes a market data analysis based on recent sales of comparable homes in the area and a replacement cost analysis based on the current cost of building a similar home. The appraisal may not be more than 180 days old on the day the loan is originated.

      For purchased single family residential mortgage loan packages, we classify the loan package into “A” quality and “Alt-A” quality. As of December 31, 2003, the majority of our purchased loan packages were “A” quality. For the loan package to be classified as “A” quality it must meet the following criteria: for owner occupied loans, first mortgage loans, one or two unit dwellings; no loans that exceed an 80% loan-to-value ratio; loans greater than $650,000 must have a 65% loan-to-value ratio or less; and cash out refinance loans cannot exceed a 75% loan-to-value ratio. In addition, no more that 10% of the loan package may have the following characteristics on a combined basis: a loan-to-value ratio greater than 90%, negative amortization, be a condominium, be located in a depressed residential market or be from the same zip code.

      We underwrite loan packages that meet the “A” criteria using stratified statistical sampling. Loans that fall into the “Alt-A” classification must be underwritten using the standards for “A” loans or reviewed for mitigating factors from data supplied and warranted by the seller. Our management credit committee is presented with and approves the level of underwriting on each loan package.

      For residential construction, commercial real estate loans and commercial loans, we focus on a borrower’s ability to make principal and interest payments and the value of the collateral securing the underlying loans. We use debt/net worth, cash flow coverage, experience of management and guarantees. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans.

      We underwrite our consumer loans for vehicles and other consumer durables using credit scoring, collateral value and relationships. We utilize the same underwriting standards for home improvement and lot loans as we do for our residential mortgages.

      A management credit committee appointed by the bank’s board of directors sets our underwriting guidelines and credit policies. The bank’s management credit committee consists of the bank’s Chief

Executive Officer, the Chief Financial Officer, the Managing Director — Mortgage Banking, the Managing Director — Commercial Lending, the Managing Director — Credit and Administration, the Managing Director — Austin Banking and one rotating loan officer. The committee approves or ratifies all loans except for single family originated loans, approves all other loan funding or loan packages exceeding certain dollar amounts and reports to the board of directors at regularly scheduled meetings.

      All loans, except for single family loans and consumer loans, must be recommended by the loan officer and the relevant managing director and be approved by the management credit committee. The chief credit officer or any two members of the management credit committee may nevertheless disapprove a loan that satisfied the underwriting standards.

      Residential construction, commercial real estate and mortgage banker finance loans less than $500,000 and business loans less than $250,000 can be approved by the individual loan officer, the product managing director plus either the bank’s Chief Executive Officer or the Chief Executive Officer’s designee. All loans that are approved outside of the management credit committee must be ratified at the next regularly scheduled meeting. Loans greater than $5 million, except for residential construction loans and consumer loans where the limit is $7.5 million and $500,000, respectively, must be approved by the bank’s board of directors’ credit committee.

      The bank’s board credit committee is comprised of Lewis S. Ranieri, Alan E. Master, John B. Selman, William B. Rhodes, Anthony J. Nocella and Robert E. Rhoades.

      In addition to applying standard criteria and a centralized approval process to ensure loans are thoroughly underwritten, we also tie our loan production managers’ compensation to profitability by compensating them for overall profitability and not just the volume of the loans they originate. We hold back a portion of their compensation until the end of the year, netting the payout to the performance of their profit center. We believe this will result in our originated loans being of a higher quality than if the managers’ compensation were tied solely to loan volume.

      Finally, in order to monitor our overall credit exposure, we have established a bank risk management committee that is appointed by the bank’s board of directors to provide an oversight function for the credit review and risk management process. The bank’s risk management committee is comprised of the bank’s Chief Executive Officer, the Chief Financial Officer, the Managing Director — Mortgage Banking, the Managing Director — Credit and Administration, the Managing Director — Commercial Lending, the Managing Director — Austin Banking and a Senior Vice President — Finance. This committee is charged with the review of asset classifications, review of individual portfolio risks (including loan type concentrations, loan size, geographic concentrations, and demographic and economic conditions), approval of changes to our credit policies and approval of the methodology and level of the allowance for loan losses. This committee monitors delinquencies, specific loan performance and negative or adverse economic trends. The committee also monitors our geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to 35%, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region.

Competition

      We face substantial competition for loans and deposits as well as other sources of funding in our markets. We compete in all of our lending lines of business with thrifts, commercial banks, credit unions, mortgage companies and specialty finance companies, many of which operate nationwide lending networks. In each case we must compete on the basis of service quality, product offerings and rates.

      We also compete for funding. We compete at our thirteen banking branch locations for deposits from local customers. We also must compete nationwide for deposits to fund our lending activities. We compete for deposits with thrifts, commercial banks and credit unions and our deposit products must compete with the investment products offered by a broad variety of financial institutions including thrifts, commercial banks, credit unions, brokerage firms, investment banks, insurance companies and other financial services companies, many of which are substantially larger and have more resources than us.

      Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in the financial markets, we strive to anticipate and adapt to dynamic and competitive conditions, but there can be no assurances as to their impact on our future business. In order to compete with other competitors in our markets, we attempt to use to the fullest extent possible the flexibility which our independent status permits, including an emphasis on personalized service, local promotional activity and community involvement.

Regulation and Supervision

      The company and BK2 Holdings, Inc., its intermediate subsidiary, are registered savings and loan holding companies and are subject to Office of Thrift Supervision, or OTS, and the Texas Savings and Loan Department, or TSLD, regulation, examination, supervision and reporting requirements.

      The bank is a Texas-chartered, federally-insured state savings bank and is subject to the regulation, examination and reporting requirements of the TSLD. The Federal Deposit Insurance Corporation, or FDIC, also has regulatory and examination authority respecting the bank. The bank’s deposits are insured by the FDIC through the Bank Insurance Fund, or BIF. As a subsidiary of a savings and loan holding company, the bank is also subject to certain federal and state restrictions in its dealings with the company and affiliates thereof.

      The bank is a member of the Federal Home Loan Bank, or FHLB, of Dallas, which is one of 12 regional FHLBs that administer programs in support of the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It makes loans (i.e., advances) to members in accordance with policies and procedures established by its Board of Directors. On September 2, 2003, the FHLB of Dallas implemented its new capital stock structure. Under this structure, the bank is required to maintain 0.20% of its assets at each December 31 in FHLB of Dallas capital stock, which is a member’s minimum required investment, plus 4.25% of its advances outstanding. At December 31, 2003, the bank held $32.4 million in FHLB of Dallas capital stock, compared to its requirement of $31.0 million.

      The supervision and regulation of savings and loan holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the shareholders or creditors of savings and loan holding companies. The banking agencies have broad enforcement power over savings and loan holding companies and banks, including the power to restrict operations and impose substantial fines and other penalties for violations of laws and regulations.

      Below is a brief description of certain laws and regulations which relate to the regulation of the company and the bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

      Overview. The company has elected to treat the bank as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act, or HOLA. As a result, the company is a registered savings and loan holding company and subject to the regulation, examination, supervision and reporting requirements of the OTS and TSLD. The company must file a quarterly report with the OTS that describes its financial condition.

      For the company to continue to be regulated as a savings and loan holding company, the bank must continue to be a “qualified thrift lender.” Otherwise, the company could be required to register as a bank holding company and become subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Regulation as a bank holding company could be adverse to the company’s business plans and impose additional and possibly more burdensome regulatory requirements on the company. See “— The Bank — Qualified Thrift Lender Test.”

      Scope of Permissible Activities. As a savings and loan holding company, the company is permitted to engage in activities considered to be “financial in nature,” incidental to such financial activity or complementary to a financial activity. Activities that are considered to be financial in nature include lending activities, insurance underwriting, insurance agency activity, investment advisory services, securities underwriting, merchant banking activities and activities authorized by the Board of Governors of the Federal Reserve System as permissible for bank holding companies under the Bank Holding Company Act (subject, in the case of bank holding company activities, to OTS approval). The company is also permitted to engage in additional activities listed in HOLA or OTS regulations, the most significant of which relate to real estate ownership, development and management activities.

      If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the OTS may impose such restrictions as it deems necessary to address such risk, including limiting:

•	payment of dividends by the savings institution;

•	transactions between the savings institution and its affiliates; and

•	any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

      Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS:

•	control of any other savings institution or savings and loan holding company or all or substantially all the assets thereof; or

•	more than 5% of the voting shares of a savings institution or holding company of a savings institution which is not a subsidiary.

      In evaluating an application by a holding company to acquire a saving association, the OTS must consider the financial and managerial resources and future prospects of the holding company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Acquisitions which result in a savings and loan holding company controlling savings associations in more than one state are generally prohibited, except in supervisory transactions involving failing savings associations or based on specific state authorization of such acquisitions. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s voting stock may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

      Change of Control. Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the company. Among other criteria, under OTS regulations, “control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company. Control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition.

      Change in Management. If a savings and loan holding company is in a “troubled condition,” as defined in the OTS regulations, it is required to give 30 days’ prior written notice to the OTS before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. The OTS then has the opportunity to disapprove any such appointment.

      Limitations on Dividends. The company is a legal entity separate and distinct from the bank. The company’s principal source of revenue consists of dividends from the bank. The payment of dividends by the bank is subject to various regulatory requirements, including a minimum of 30 days’ advance notice to the OTS of any proposed dividend to the company.

      Other limitations may apply depending on the size of the proposed dividend and the condition of the bank. See “— The Bank — Restrictions on Capital Distributions.”

      Texas Regulations. Under the Texas Savings Bank Act, or TSBA, each registered holding company, such as the company, is required to file reports with the TSLD as required by the Texas Savings and Loan Commissioner, or the Commissioner, and is subject to such examination as the Commissioner may prescribe.

The Bank

      The bank is required to file reports with the TSLD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as any merger or acquisition with another institution. The regulatory system to which the bank is subject is intended primarily for the protection of the deposit insurance fund and depositors, not stockholders. The regulatory structure also provides the TSLD and the FDIC with substantial discretion in connection with their supervisory and enforcement functions. The TSLD and the FDIC conduct periodic examinations of the bank in order to assess its compliance with federal and state regulatory requirements. As a result of such examinations, the TSLD and the FDIC may require various corrective actions.

      Virtually every aspect of the bank’s business is subject to numerous federal and/or state regulatory requirements and restrictions with respect to such matters as the nature and amounts of loans and investments that may be made, the issuance of securities, the amount of cash reserves that must be established against deposits, the establishment of branches, mergers, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

      Regulatory Capital Requirements. Federally insured, state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally are as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

      Under current FDIC regulations, the bank is required to comply with three separate minimum capital adequacy requirements: a “Tier 1 capital ratio” and two “risk-based” capital requirements. “Tier 1 capital” generally includes common stockholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits.

      Leverage Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets, as defined, for the most highly-rated, state-chartered, FDIC-supervised banks and a minimum 4.0% ratio of Tier 1 capital to total assets, as defined, for all other state-chartered, FDIC-supervised banks. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. As of December 31, 2003, the minimum leverage capital ratio for capital adequacy purposes for the bank was 4.0% and its actual leverage capital ratio was 11.91%.

      Risk-Based Capital Requirements. The risk-based capital requirements contained in FDIC regulations generally require the bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%.

      For purposes of the risk-based capital requirements, “total capital” means Tier 1 capital plus supplementary (or Tier 2) capital, so long as the amount of supplementary (or Tier 2) capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary (or Tier 2) capital includes, among other things, cumulative perpetual preferred stock, non-cumulative perpetual preferred stock where the dividend is reset periodically, long-term preferred stock (original maturity of at least 20 years), mandatory convertible subordinated debt, perpetual subordinated debt and mandatory redeemable preferred stock. Intermediate-term preferred stock and other subordinated debt is includable in Tier 2 capital up to 50% of Tier 1 capital. The allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets is included in Tier 2 capital, as are certain unrealized gains in equity securities and unrealized gains or losses in other assets. To determine the amount of capital required, assets and certain off-balance sheet items are assigned to various categories, with each category having a different “risk weighting.” As of December 31, 2003, the bank’s Tier 1 capital to risk-weighted assets ratio was 16.27% and its total risk-based capital to risk weighted assets ratio was 16.70%.

      Corrective Measures for Capital Deficiencies. The Prompt Corrective Action regulations, which were promulgated to implement certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, also effectively impose capital requirements on state-chartered banks, by subjecting banks with less capital to increasingly stringent supervisory actions. For purposes of the Prompt Corrective Action regulations, a bank is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage capital ratio of less than 4% (or less than 3% if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth). A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8% or higher, a Tier 1 risk-based capital ratio of 4% or higher, a leverage ratio of 4% or higher (3% or higher if the bank received a composite rating of 1 in its most recent examination report and is not experiencing significant growth), and does not meet the definition of a “well capitalized” bank. A bank is “well capitalized” if it has a total risk-based capital ratio of 10% or higher, a Tier 1 risk-based capital ratio of 6% or higher, a leverage capital ratio of 5% or higher, and is not subject to any written requirement to meet and maintain any higher capital level(s).

      Under the regulation, “well capitalized” institutions are not subject to any brokered deposit limitations, while “adequately capitalized” institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC, and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more that 75 basis points (a) the effective yield paid on deposits accepted in its normal market area, or (b) the national rate paid on deposits of comparable maturity for deposits accepted outside the institution’s normal market area. “Undercapitalized” institutions will not be permitted to accept brokered deposits and are subject to certain limitations on interest rates that may be paid in connection with any deposit solicitation.

      Under the provisions of FDICIA and the Prompt Corrective Action regulations, an “undercapitalized” bank is subject to a limit on the interest it may pay on deposits. Also, an undercapitalized bank cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank). Such a bank also must submit a capital restoration plan to the FDIC for approval, restrict total asset growth and obtain regulatory approval prior to making any acquisition, opening any new branch office or engaging in any new line of business. An undercapitalized bank may also be subject to other, discretionary, regulatory actions. Additional mandatory and discretionary regulatory actions apply to “significantly undercapitalized” and “critically undercapitalized” banks. Failure of a bank to maintain the required capital could result in such bank being transferred to new owners in a supervisory transaction or being declared insolvent and closed.

      FDIC Insurance Premiums. The deposits of the bank are insured to the maximum extent permitted by the BIF. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

      The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. A decrease in the bank’s capital ratios or the occurrence of events that have an adverse effect on the bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the bank, which would adversely affect the bank’s earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the BIF. The current range of BIF assessments is between 0% and 0.27% of deposits because the BIF reserve ratio was greater than 1.25% when the ratios were set. In 2002, the BIF reserve ratio fell below 1.25%, creating the possibility that the FDIC would raise assessment rates, but in 2003 the ratio was slightly above 1.25%. If the ratio were to fall below that level again, the FDIC would consider whether to levy higher assessments. Congress has also recently considered proposals that would increase assessments on certain types of rapidly growing institutions.

      Federal law aimed at recapitalizing the Savings Association Insurance Fund requires, among other things, that banks insured under the BIF pay a portion of the interest due on bonds that were issued to replace funds paid out for the failure of insured thrifts by the Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the BIF rate was 0.0152%% of deposits for the fourth quarter of 2003 and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions.

      Safety and Soundness Standards. The FDIC and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The FDIC and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The bank believes that it is in compliance with these guidelines and standards.

      Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are presumptively limited by federal law to those that are permissible for national banks. An insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. The FDIC has authority, however, to allow a state-chartered non-member bank to engage in activities or make investments not permissible for national banks. An insured state bank is permitted to, among other things:

•	acquire or retain a majority interest in a subsidiary;

•	invest as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s assets;

•	acquire up to 10% of the voting stock of a company that solely provides or reinsures directors’ and officers’ liability insurance; and

•	acquire or retain the voting shares of a depository institution if certain requirements are met.

      Qualified Thrift Lender Test. The bank is required to meet a qualified thrift lender test under both federal and state law. This test requires a savings bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. As of December 31, 2003, the bank met the test.

      Under federal law, any savings association (including a state savings bank that is treated as a savings association under Section 10 of HOLA) that fails to meet the qualified thrift lender test must convert to a bank charter, other than a savings bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. However, any savings bank which the OTS has deemed to be a savings association upon application by such bank, such as the bank, is precluded from requalifying for five years. Because of the five-year ban on requalification, a state savings bank that fails the OTS test must divest all investments and cease all activities not permissible for a national bank within three years. Within one year after the failure, the holding company of a state savings bank must register with the Federal Reserve Board as a bank holding company and become subject to all restrictions on bank holding companies administered by the Federal Reserve Board. New investments and activities are immediately limited to those permissible for both a savings association and a national bank. The savings bank is also limited to national bank branching rights in its home state. In addition, the savings bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits on payment of dividends.

      Restrictions on Acquisitions. There are restrictions under federal and Texas law regarding the acquisition of control of the bank. Federal and Texas laws generally provide that no company, directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire control of a savings bank at any time without prior approval of the appropriate regulatory agencies. The concept of acting in concert is very broad under these laws. In addition, federal and state laws require that, prior to obtaining control of a savings bank, a person, other than a company, must give prior notice and have received no objection to such acquisition of control and/or make an application to the appropriate regulatory agencies and receive approval to effect the acquisition.

      Potential Enforcement Actions. Insured depository institutions and their institution-affiliated parties may be subject to potential enforcement actions by the FDIC and the TSLD for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. The OTS may also bring enforcement actions based on its supervision of the company as a savings and loan holding company or on its regulation of capital distributions by the bank. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA. Management of the bank knows of no pending or threatened enforcement actions against the bank.

      Liquidity. The bank is required to maintain a balance of “liquid assets” (cash, balances in a Federal Reserve Bank, and other readily marketable investments, including unencumbered federal government sponsored enterprises) equal to 10% of average daily deposits for the most recently completed calendar quarter. As of December 31, 2003, the bank was in compliance with this requirement.

      Restrictions on Capital Distributions. The bank is required to provide to the OTS not less than 30 days’ advance notice of the proposed declaration by its board of directors of any dividend on its capital stock. The OTS may object to the payment of the dividend on safety and soundness grounds. In addition, the bank would be subject to a more stringent OTS review if a proposed distribution would cause the bank to become under-capitalized or would exceed current net income plus retained net income for the previous two years or if the OTS did not regard the bank as well capitalized or well managed. The bank is currently not subject to this more stringent review.

      Texas law permits the bank to pay dividends out of current or retained income in cash or additional stock so long as the savings bank meets its capital requirements.

      The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The bank is not in default in any assessment payment to the FDIC.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. As of December 31, 2003, the bank was in compliance with such requirements.

      The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce a bank’s earning assets. The amount of funds necessary to satisfy this requirement has not had a material effect on the bank’s operations.

      Restrictions on Transactions with Affiliates and Insiders. Transactions between the bank and its nonbanking affiliates, including the company, are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by any securities or obligations or the securities or obligations of any of the company’s nonbanking subsidiaries.

      Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

      The USA PATRIOT Act of 2001. The USA PATRIOT Act requires financial institutions to prohibit correspondent accounts with foreign shell banks, establish an anti-money laundering program that includes employee training and an independent audit, follow minimum standards for identifying customers and maintaining records of the identification information and make regular comparisons of customers against agency lists of suspected terrorists, their organizations and money launderers.

      Privacy Regulation. The company and its subsidiaries are subject to numerous privacy-related laws and their implementing regulations, including but not limited to Title V of the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Electronic Fund Transfer Act, the Right to Financial Privacy Act, the Children’s Online Privacy Protection Act, and other federal and state privacy and consumer protection laws. Those laws and the regulations promulgated under their authority can limit, under certain circumstances, the extent to which financial institutions may disclose nonpublic personal information that is specific to a particular individual to affiliated companies and nonaffiliated third parties. Moreover, the bank is required to establish and maintain a comprehensive Information Security Program in accordance with the Interagency Guidelines Establishing Standards for Safeguarding Customer Information. The program must be designed to:

•	insure the security and confidentiality of customer information;

•	protect against any anticipated threats or hazards to the security or integrity of such information; and

•	protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

      In addition, the Federal Trade Commission has recently implemented a nationwide “do not call” registry that allows consumers to prevent unsolicited telemarketing calls. Millions of households already have placed their telephone numbers on this registry.

      Texas Savings Bank Law. As a Texas-chartered savings bank, the bank is subject to regulation and supervision by the TSLD under the TSBA. The TSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors and officers as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the bank and its affairs. In addition, the TSLD is given extensive rulemaking power and administrative discretion under the TSBA, including authority to enact and enforce rules and regulations.

      The bank is required under the TSBA to comply with certain capital requirements established by the TSLD. The TSBA also restricts the amount the bank can lend to one borrower to that permitted to national banks, which is generally not more than 15% of the bank’s unimpaired capital and unimpaired surplus and, if such loans are fully secured by readily marketable collateral, an additional 10% of unimpaired capital and unimpaired surplus. The TSLD generally examines the bank once every year and the current practice is for the TSLD to conduct a joint examination with the FDIC. The TSLD monitors the extraordinary activities of the bank by requiring that the bank seek the TSLD’s approval for certain transactions, such as the establishment of additional offices, a reorganization, merger or purchase and assumption transaction, changes of control, or the issuance of capital obligations. The TSLD may intervene in the affairs of a savings bank if the savings bank, or its director, officer or agent has engaged in an unsafe and unsound practice, violated the savings bank’s articles of incorporation, violated a statute or regulation, filed materially false or misleading information, committed a criminal act or a breach of fiduciary duty, or if the savings bank is, or is in imminent danger of becoming, insolvent.

Consumer Protection Regulations

      The bank is subject to many federal consumer protection statutes and regulations including, but not limited to, the following:

      The Truth-in-Lending Act. The Truth-in-Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a way that permits consumers to compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total of payments, and the payment schedule.

      The Fair Housing Act. The Fair Housing Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status.

      The Fair Credit Reporting Act. The Fair Credit Reporting Act, or FCRA, includes extensive rules governing credit reporting agencies and entities that collect information from consumers in connection with extensions of credit.

      The Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003, or FACT, was enacted into law on December 4, 2003. FACT makes permanent the preemption of state laws contained in FCRA that was set to expire on January 1, 2004. On December 16, 2003, the Federal Reserve Board and the Federal Trade Commission issued an interim final rule establishing December 31, 2003 as the effective date for provisions of FACT that determine the relationship between the FCRA and state laws. In addition to preemption, FACT also imposes new requirements, including new restrictions on information sharing with affiliates for the purpose of making marketing solicitations, new consumer protection measures in the area of identity theft, a new requirement to provide a notice of action taken when a consumer is offered credit that is materially less favorable than the most favorable terms available to a substantial proportion of a lender’s customers. FACT also gives consumers the right to see their credit score and to receive a free annual copy of their credit report. On February 5, 2004, the Federal Trade Commission and the Federal Reserve Board announced the approval of final rules that establish March 31, 2004 as the effective date for the provisions of FACT that do not require significant changes to business operations and December 31, 2004 as the effective date for other provisions of FACT that may require significant changes to business procedures.

      The Equal Credit Opportunity Act. The Equal Credit Opportunity Act prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

      The Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA is applicable to all federally related mortgage loans. A “federally related mortgage loan” includes any loan secured by a first or subordinate lien on residential real property designed for occupancy by one-to-four families, including a refinancing of an existing loan secured by the same property, if:

•	the loan is made by any lender, the deposits of which are federally insured, or any lender that is regulated by a federal agency;

•	the loan is insured, guaranteed or supplemented by a federal agency;

•	the loan is intended to be sold to the FNMA, the GNMA, or the FHLMC; or

•	the loan is made by any creditor who makes or invests in residential real estate loans aggregating more than $1 million per year.

      In 2002, the Department of Housing and Urban Development, or HUD, undertook to substantially revise the rules implementing the RESPA, which specifies disclosures and procedures for mortgage lenders to provide their customers. The HUD proposal would modify the disclosures provided to mortgage customers. In response to criticism of the HUD’s initial proposals, the agency in 2003 determined not to adopt final rules and now is reconsidering them. It is uncertain whether new rules will be proposed and whether any revised RESPA rules adopted will be favorable or adverse to us.

      The Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act is intended to provide public information that can be used to help determine whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located and to assist in identifying possible discriminatory lending patterns.

      The Community Reinvestment Act. The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess the institution’s record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. To evaluate large retail institutions, the agencies apply three tests — the lending, investment, and service tests — to determine an overall CRA rating for the financial institution. We expect that the bank will be considered a large institution for CRA rating purposes by the end of 2004. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” A bank receiving a “satisfactory” or better rating is deemed in compliance with the CRA.

      The bank’s last public evaluation dated January 7, 2002, issued by its primary federal regulator, the FDIC, rated the bank “satisfactory.”

      The Bank Secrecy Act and Money Laundering Laws. The Bank Secrecy Act, or BSA, requires every financial institution within the United States to file a Currency Transaction Report with the Internal Revenue Service, or IRS, for each transaction in currency of more than $10,000 not exempted by the Treasury Department.

      The Money Laundering Prosecution Improvements Act requires financial institutions, typically banks, to verify and record the identity of the purchaser upon the issuance or sale of bank checks or drafts, cashier’s checks, traveler’s checks, or money orders involving $3,000 or more in cash. Institutions must also verify and record the identity of the originator and beneficiary of certain funds transfers.

      Electronic Fund Transfer Act. The Electronic Fund Transfer Act, or EFTA, provides a basic framework establishing the rights, liabilities, and responsibilities of participants in “electronic fund transfer systems,” defined to include automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers, and preauthorized transfers from or to a consumer’s account (for example, direct deposit of social security payments). Its primary objective is to protect the rights of individuals using these systems. The EFTA limits a consumer’s liability for certain unauthorized electronic fund transfers and requires certain error resolution procedures.

      The Expedited Funds Availability Act. The Expedited Funds Availability Act seeks to insure prompt availability of funds deposited into a customer’s account and to expedite the return of checks.

      The Truth-in-Savings Act. The Truth-in-Savings Act, or TISA, is principally a disclosure law, the purpose of which is to encourage comparative shopping for deposit products. The common denominator used by the TISA to facilitate comparison shopping of interest payable on deposit accounts is the annual percentage yield.

      The bank attempts in good faith to assure compliance with the requirements of the consumer protection statutes to which it is subject, as well as the regulations that implement the statutory provisions. The requirements are complex, however, and even inadvertent non-compliance could result in civil and, in some cases, criminal liability.

      Legislative and Regulatory Proposals. Proposals to change the laws and regulations governing the capital, operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in Congress, state legislatures and before the FDIC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or the bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the FDIC, the IRS and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on us or the bank are impossible to determine at this time.

Employees

      As of December 31, 2003, all of our 399 employees were employed by the bank. We have entered into an arrangement with Administaff Companies II, L.P., to provide personnel management services to us. This service is provided through a co-employment relationship between us and Administaff, under which all of our employees are employed by both us and Administaff, and we have outsourced the entirety of our human resources function to Administaff.

Risk Factors

      Our business is subject to certain risks. See “Cautionary Note Regarding Forward-Looking Information” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report for a discussion of certain of these risks.

Executive Officers of the Registrant

      The names, ages as of December 31, 2003, recent business experience and positions or offices held by each of the executive officers of Franklin Bank Corp are as follows:

Name	Age	Current Position and Recent Business Experience

Anthony J. Nocella	62	Director of Franklin Bank Corp, President and Chief Executive Officer of Franklin Bank Corp. and is the Chairman, Chief Executive Officer and President of Franklin Bank, S.S.B. since April 2002. Previously was Vice Chairman, Director of Bank United Corp. and was Chief Financial Officer of Bank United Corp. since 1988 until its merger with Washington Mutual in 2001.
Jerry Chancellor	62	Managing Director — Jacksonville Banking and a member of Franklin Bank, S.S.B. board of directors. Mr. Chancellor joined Franklin Bank in December 2003. Previously was President and Chief Executive Officer of Jacksonville Savings Bank, S.S.B. prior to its acquisition by us and held various positions at Jacksonville since he joined it in 1965.
Daniel E. Cooper	46	Managing Director — Lending and Mortgage Banking of Franklin Bank, S.S.B. since April 2002. Previously was Managing Director and Senior Vice President of Secondary Marketing and Portfolio Management for Bank United Corp. from 1991 until its merger with Washington Mutual in 2001.
Michael Davitt	54	Managing Director — Commercial Lending of Franklin Bank, S.S.B. since May 2002. Previously was Managing Director of Commercial Lending at Bank United from 1990 until its merger with Washington Mutual in 2001.
Glenn Mealey	41	Managing Director — Credit and Administration of Franklin Bank, S.S.B. since April 2002. Previously was Senior Vice President and Managing Director of Investment Banking at Bank United from 2000 until its merger with Washington Mutual in 2001. Prior to that Mr. Mealey was Managing Director of Healthcare at Paribas from 1994 to 2000.
Russell McCann	47	Chief Financial Officer and Treasurer of Franklin Bank Corp. and is the Chief Financial Officer of Franklin Bank, S.S.B. since April 2002. Prior to that was Senior Vice President and Treasurer of Bank United Corp. until its merger with Washington Mutual in 2001.
Robert E. Rhoades	65	Managing Director — Austin Banking and a member of Franklin Bank, S.S.B. board of directors since April 2002. Prior to that served as the President and Chief Executive Officer of Franklin Bank, S.S.B. from 1997 until its acquisition by us.

Name	Age	Current Position and Recent Business Experience

Jan Scofield	48	Managing Director — Technology of Franklin Bank, S.S.B. since April 2002. Previously was Vice President in eCommerce and Alternative Delivery Systems with Bank United Corp. from 1999 until its merger with Washington Mutual in 2001. Prior to that was IT Manager for the Electronic Commerce Resource Center since 1997.

Available Information

      Under the Securities Exchange Act of 1934, the company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as the company, that file electronically with the SEC.

      The company makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports as soon as reasonably practicable after such reports are filed with the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our directors, executive officers and employees, including our principal executive officer and principal financial officer. Our website also includes our corporate governance guidelines, code of ethics and business conduct and the charters for our audit committee, compensation committee and our corporate governance and nominating committee. The address for our website is http://www.bankfranklin.com. The contents of our website are not part of this report. We will provide a printed copy of any of the aforementioned documents to any shareholder that requests it.

Item 2.	Properties

      We sub-lease our principal executive offices located at 9800 Richmond Avenue, Houston, Texas. We also lease branch offices located at 3720 Jefferson Street, 3401 Northland Drive, 3103 Bee Caves Road and the bank’s home office at 3724 Jefferson Street in Austin, Texas, and at 515 E Loop 28, Longview, Texas. We own branch offices located at 501 E. Commerce, Jacksonville, Texas, 4803 Old Bullard Road and 2507 University in Tyler, Texas, 107 E. South St., Rusk, Texas, 1412 Judson Rd., Longview, Texas, 617 S. Palestine, Athens, Texas, 1A S. Market St., Carthage, Texas, 1015 N. Church St. and 504 Hodge in Palestine, Texas. We also own a shopping center in Kingsland, Texas that has approximately 50,000 square feet of which the bank occupies approximately 16,000 square feet. We believe that suitable alternative or additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

      The nature of our business causes us to be involved in routine legal proceedings from time to time. We do not believe that any pending or threatened legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      On October 29, 2003, holders of 1,659,500 shares of our common stock that represented 50.7% of the voting power of our common stock as of that date took the following actions by written consent:

Approved the Agreement and Plan of Merger, by and among Jacksonville Bancorp, Inc., Franklin Bank Corp. and FBC Merger Corporation.

Approved the Amended and Restated Certificate of Incorporation of Franklin Bank Corp.

Approved the Amended and Restated Bylaws of Franklin Bank Corp.

Approved the company’s 2004 Long-Term Incentive Plan.

Approved an amendment to the company’s 2002 Stock Option Plan regarding the transferability of the options granted under the plan.

Approved the form of the Restricted Stock Agreement with the executives of the company.

Ratified and approved the actions of the company’s directors and officers in connection with and in furtherance of the foregoing matters.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock Market Prices and Dividends

      Our common stock trades on the NASDAQ National Market System under the symbol “FBTX”. As of December 31, 2003, there were 21,225,263 shares issued and outstanding held by approximately 1,877 beneficial owners. On December 18, 2003 our stock began trading on the NASDAQ at an opening price of $14.50 per share. Subsequent to pricing, the high and low reported sales price per share of our stock was $20.70 and $16.51, respectively. The last reported sales price of our common stock at December 31, 2003 was $19.00 per share.

      There were no dividends declared during 2003. We currently do not intend to pay any dividends on our common stock.

Recent Sales of Unregistered Securities

      The following is a summary of the transactions by the company, since the company was formed in August 2001, involving sales of the company’s securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.

      Pursuant to its 2002 Stock Option Plan, the company granted an aggregate of: 303,691 options in April 2002 entitling their holders to purchase one share of its common stock at an exercise price of $10.00 per share (subject to adjustments); and 243,700 options in April 2003 entitling their holders to purchase one share of its common stock at an exercise price of $12.00 per share (subject to adjustments).

      In November, 2002, the company issued 8,000,000 shares of its $0.01 par value Class A Common Stock at $10.00 per share in an offering exempt from the registration requirements of the Securities Act. In the offering, Friedman, Billings, Ramsey & Co., Inc. was the initial purchaser from the company at a net price of $9.30 per share of 6,340,530 shares of Class A Common Stock, which Friedman Billings Ramsey resold to investors at the price of $10.00 per share in transactions not requiring registration under the Securities Act or applicable state securities laws, including pursuant to Rule 144A under the Securities Act. In addition, the company sold 1,659,470 additional shares of its Class A Common Stock directly to individual accredited investors in a concurrent private placement at the offering price of $10.00, including 643,470 shares to the company’s directors, officers, employees and other persons with whom the company, such directors and officers or the company’s stockholders had a pre-existing relationship. Friedman Billings Ramsey acted as placement agent for the shares that the company offered in this concurrent private placement to accredited investors.

      In connection with its acquisition of Highland in April 2003, the company issued 270,000 shares of its common stock to one Highland stockholder at a price of $10.00 per share.

      In connection with entering into a consulting agreement with Ranieri & Co., Inc. in November 2002, the company issued to Ranieri & Co. an option to purchase 570,000 shares of the company’s common stock, at an exercise price of $10.00 per share. See Note 14 of the Notes to Consolidated Financial Statements under Item 8.

      None of the transactions described above involved any underwriters, underwriting discounts or commissions, or any public offering, and the company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or, in the case of the company’s 2002 Stock Option Plan, Rule 701 thereunder pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and acknowledged that the securities were issued in a transaction nor registered under the Securities Act, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Stock-Based Compensation

      Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2003, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13, Employee Benefits, in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which is included elsewhere in this report.

Number of
	Shares to be	Weighted
	Issued Upon	Average Exercise
	Exercise of	Price of	Number of Shares
	Outstanding	Outstanding	Available for
Plan Category	Awards	Awards	Future Grants

Plans approved by shareholders	534,205	$10.90	1,000,000
Plans not approved by shareholders	—	—	—

Total	534,205	$10.90	1,000,000

Changes in Securities and Use of Proceeds

      On December 17, 2003, the Securities and Exchange Commission declared effective the company’s Registration Statement on Form S-1 (File No. 333-108026) filed under the Securities Act, for an initial public offering (the “IPO”) of its common shares. On December 22, 2003, the company completed its IPO and sold 9,120,775 of its common shares at a price of $14.50 per share. In addition, selling shareholders sold 127,500 of the Company’s common shares in the IPO at a price of $14.50 per share. The underwriters in the IPO were Friedman, Billings, Ramsey & Co., Inc., RBC Dain Rauscher Inc., Sandler O’Neill & Partners, L.P. and Stephens Inc. (collectively, the “Underwriters”).

      On December 18, 2003, the Underwriters notified the company of their exercise of their option, granted under the terms of the Underwriting Agreement entered into with the company in connection with the IPO, to purchase from the company 1,387,241 additional common shares of beneficial interest, solely to cover over-allotments. This transaction was also completed on December 22, 2003.

      The net proceeds from the IPO were approximately $140.2 million, after $12.1 million of offering expenses were paid by the company. The company used approximately $67.7 million of the net proceeds of the IPO to fund the acquisition of Jacksonville Bancorp, Inc. acquired on December 30, 2003, a capital infusion into Franklin Bank, S.S.B. of approximately $52.3 million and approximately $6.9 million to fund the acquisition of Lost Pines Bancshares, Inc. acquired on February 29, 2004.

Item 6.	Selected Financial Data

      You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. Financial information for the years ended December 31, 2001, 2000 and 1999 represent activity for the bank only prior to our acquisition. All of the company’s acquisitions were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the company’s results of operations beginning on their date of acquisition.

	For the Year Ended December 31,

	2003	2002	2001(4)	2000(4)	1999(4)

	(In thousands)
Selected Operating Data:
Interest income	$40,393	$6,446	$3,563	$3,399	$1,963
Interest expense	(20,958)	(3,553)	(1,796)	(1,686)	(940)

Net interest income	19,435	2,893	1,767	1,713	1,023
Provision for credit losses	(1,004)	(152)	(167)	(132)	(15)
Non-interest income	4,770	453	280	153	141
Non-interest expense	(18,227)	(4,198)	(1,871)	(1,483)	(1,138)

Income (loss) before taxes	4,974	(1,004)	9	251	11
Income tax (expense) benefit	(1,776)	278	(59)	(87)	(7)

Net income (loss)	$3,198	$(726)	$(50)	$164	$4

	December 31, 2003

	2003	2002	2001(4)	2000(4)	1999(4)

	(In thousands)
Balance Sheet
Assets
Cash and cash equivalents	$47,064	$18,675	$4,672	$5,554	$2,903
Federal Home Loan Bank stock and other investments	32,866	3,163	5,241	6,673	9,537
Securities available for sale	91,168	—	—	—	—
Mortgage-backed securities	177,572	22,924	4,231	1,082	1,302
Loans, net	1,813,116	307,160	34,516	28,602	14,095
Goodwill	54,377	7,790	—	—	—
Intangible assets, net	3,705	1,316	—	—	—
Premises and equipment, net	9,381	464	274	303	409
Real estate owned	1,789	958	—	—	52
Other assets	20,262	3,231	398	417	290

Total assets	$2,251,300	$365,681	$49,332	$42,631	$28,588

Liabilities and Stockholders’ Equity
Deposits	$1,259,843	$182,334	$44,743	$38,178	$23,673
Federal Home Loan Bank advances	713,119	62,800	—	—	2,000
Junior subordinated notes	20,135	20,007	—	—	—
Other liabilities	12,765	3,133	620	499	80

Total liabilities	2,005,862	268,274	45,363	38,677	25,753
Stockholders’ equity	245,438	97,407	3,969	3,954	2,835

Total liabilities and stockholders’ equity	$2,251,300	$365,681	$49,332	$42,631	$28,588

	For the Year Ended December 31,

	2003	2002	2001(4)	2000(4)	1999(4)

Selected Financial Ratios:
Performance Ratios (1):
Earnings (loss) per common share — basic	$0.30	$(0.24)	$(0.57)	$2.12	$0.05
Earnings (loss) per common share — diluted	0.29	(0.24)	(0.57)	2.12	0.05
Weighted average number of shares — basic	10,825,757	2,984,403	87,949	77,393	71,185
Weighted average number of shares — diluted	10,851,137	2,984,403	87,949	77,393	71,185
Return on average assets	0.28%	(0.46)%	(0.11)%	0.43%	0.02%
Return on average common equity	2.92	(3.32)	(1.24)	4.78	0.13
Stockholders’ equity to assets	10.90%	26.64%	8.05%	9.27%	9.92%
Book value per share	$11.56	$9.41	$45.13	$44.96	$39.83
Tangible book value per share	$8.83	$8.53	$45.13	$44.96	$39.83
Net yield on interest-earning assets	1.77%	1.98%	3.90%	4.69%	3.22%
Interest rate spread	1.62	1.57	3.65	4.39	2.80
Efficiency ratio(2)	78.70	124.55	91.40	79.45	97.80
Net operating expense ratio(3)	1.18	2.66	3.98	3.90	4.78
Asset Quality Ratios:
Allowance for credit losses to non-performing loans	87.20%	75.34%	55.21%	209.82%	143.98%
Allowance for credit losses to total loans	0.27	0.37	1.28	1.09	1.41
Net charge-offs to average loans	0.02	0.19	0.12	0.08	0.18
Non-performing assets to total assets	0.29	0.68	1.62	0.35	0.67
Non-performing assets to total loans and real estate owned	0.35	0.80	2.32	0.52	1.34
Capital Ratios of the Bank:
Total capital ratio	16.70%	49.82%	12.51%	20.20%	19.70%
Tier 1 capital ratio	16.27	49.17	11.26	19.00	18.40
Tier 1 leverage ratio	11.91	24.19	8.06	9.60	10.70

(1)	Ratio, yield and rate information for the years ended December 31, 2003 and 2001 are based on average daily average balances. Ratio, yield and rate information for the years ended December 31, 2002, 2000 and 1999 are based on average monthly balances. Return on average common equity is based on average monthly balances for all periods presented.

(2)	Efficiency ratio is non-interest expense (excluding acquisition related amortization) divided by net interest income plus non-interest income, excluding gains on securities.

(3)	Net operating expense ratio is non-interest expense less non-interest income divided by average total assets.

(4)	Certain items have been reclassified at or for the years ended December 31, 2001, 2000 and 1999 to conform to our current presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

      A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:

•	earnings growth;

•	revenue growth;

•	future acquisitions;

•	origination volume in our mortgage business;

•	non-interest income levels, including fees from product sales;

•	credit performance on loans made by us;

•	tangible capital generation;

•	margins on sales or securitizations of loans;

•	cost and mix of deposits;

•	market share;

•	expense levels;

•	results from new business initiatives in our community banking business; and

•	other business operations and strategies.

      Forward-looking statements involve inherent risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to:

•	risks and uncertainties related to acquisitions and divestitures, including related integration and restructuring activities, and changes in our mix of product offerings;

•	prevailing economic conditions;

•	changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gains on sale results in our mortgage business, as well as other aspects of our financial performance;

•	the level of defaults, losses and prepayments on loans made by us, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, require credit loss reserve levels and our periodic valuation of our retained interests from securitizations we may engage in;

•	changes in accounting principles, policies and guidelines;

•	adverse changes or conditions in capital or financial markets, which can adversely affect our ability to sell or securitize loan originations on a timely basis or at prices which are acceptable to us, as well as other aspects of our financial performance;

•	actions by rating agencies and the effects of these actions on our businesses, operations and funding requirements;

•	changes in applicable laws, rules, regulations or practices with respect to tax and legal issues, whether of general applicability or specific to us and our subsidiaries; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

      In addition, we regularly explore opportunities for acquisitions of and hold discussions with financial institutions and related businesses, and also regularly explore opportunities for acquisitions of liabilities and assets of financial institutions and other financial services providers. We routinely analyze our lines of business and from time to time may increase, decrease or terminate one or more activities.

      If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking information and statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The forward-looking statements are made as of the date of this report, and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. All forward-looking statements contained in this report are expressly qualified by these cautionary statements.

Overview

      We were formed in August 2001 and began our banking operations in April 2002 with our acquisition of the bank. Since April 2002, we have grown from $62.3 million in assets to $2.3 billion at December 31, 2003, expanded our community banking offices to thirteen from two, established our corporate office that includes residential construction and mortgage banker finance lending groups, expanded our residential construction lending to Arizona and Florida, and initiated a mortgage banking business with 34 retail mortgage offices and a wholesale office.

      Our historical financial results reflect the development of our business. During 2002, we incurred the non-interest expense related to our expansion and the infrastructure cost necessary to support the expansion. At the end of 2002, we began to acquire and originate loans and other earning assets, which have increased our revenues to a level that offsets the expenses necessary to support our business that we incurred in our development stage. During 2003, we have begun to see the results from the execution of our business strategy as our asset and revenue growth have offset the ongoing cost of executing our business strategy. We have achieved improved levels of profitability as our businesses have begun to generate earning assets and revenues that exceed their ongoing operating expenses. We will continue to make additional investments in our businesses to expand the range of our product lines and services.

Critical Accounting Policies

      Our significant accounting policies are described in the notes to our consolidated financial statements which are included elsewhere in this report. Certain of these accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances at the time of the estimate. However, actual results could differ significantly from these estimates and assumptions which could have a material impact on our financial condition and results of operations. Our critical accounting policies are described below.

Allowance for Credit Losses

      We maintain our allowance for credit losses at the amount estimated by management to be sufficient to absorb probable losses based on available information. Our estimates of credit losses meet the criteria for accrual of loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” as amended by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” When analyzing the appropriateness of the allowance for credit losses, we segment our loan portfolio into as many components as practical, each of which will normally have similar characteristics, such as risk classification, delinquency statistics, type of loan, industry, location of collateral property, loan-to-value ratios, and type of collateral. The process of evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating financial information and fair value of the underlying collateral property; and

second, a methodology for estimating general loan loss reserves. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, we record all estimated credit losses at the time the loan is classified. For components of the loan portfolio that are not homogeneous, such as construction and commercial loans, and are not classified, we establish the credit loss allowance based on a credit grade that is assigned to the loan at origination on a formula basis and provide for these over the first year of the loan. For homogeneous loans, such as single-family mortgage and consumer loans, we utilize the frequency and severity of losses for the asset class and the delinquency status. When available information confirms specific loans, or portions of those loans, to be uncollectible, we charge off those amounts against the allowance for credit losses. Even after loans are charged off, we continue reasonable collection efforts until the potential for recovery is exhausted. See “— Credit Quality — Allowance for Credit Losses.”

Rate Lock Commitments

      In connection with our mortgage banking activities, we enter into interest rate lock commitments with loan applicants whereby the interest rate on the loan is guaranteed for a certain period of time while the application is in the approval process, which we refer to as the “locked pipeline.” In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” interest rate lock commitments are derivative financial instruments and changes in their fair value are required to be reported in current earnings. The fair value of interest rate lock commitments is determined as of the date the interest rate is locked and is based on the estimated fair value of the underlying mortgage loans, including the value of the servicing. Generally, we base the change in the value of the underlying mortgages on quoted market prices of publicly traded mortgage backed securities. Management estimates the amount of loans expected to close by applying a “fall-out” ratio for commitments that expire. This estimate is based on the historical data for loans with similar characteristics as well as current market conditions. We record changes in the fair value as gains or losses on sales of single family loans on the consolidated statements of operations.

Impairment of Goodwill

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The core deposit intangible is being amortized on an accelerated basis over the estimated lives of the underlying deposit relationships acquired. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be evaluated for impairment at least annually. Goodwill will be tested for impairment using quoted market and a discounted cash flow model to determine if the fair value of our assets, net of liabilities, exceeds the carrying amount. If the fair value of our net assets is determined to be less than the carrying amount, goodwill will be written down through a charge to operations.

Significant Transactions

      On February 29, 2004, we acquired Lost Pines for approximately $6.9 million in cash. Lost Pines was a Texas-based bank holding company with approximately $40.3 million in assets and $36.5 million in deposits at the date of the acquisition.

      On December 30, 2003, we acquired Jacksonville for approximately $69.2 million in cash, including $1.4 million in direct acquisition costs. Jacksonville was a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits at the time of the acquisition.

      In December 2003, the company sold 10,508,016 shares of common stock at an initial offering price of $14.50 per share. Underwriting discounts and other issuance costs totaling $12.1 million are included as a reduction to paid-in capital on our consolidated statement of stockholders’ equity. Of the proceeds, approximately $67.7 million was used to acquire Jacksonville, approximately $52.3 million was contributed to the capital of the bank for general corporate purposes and approximately $6.9 million was used to fund the acquisition of Lost Pines.

      On April 30, 2003, we completed our acquisition of Highland. Total consideration for Highland was $18.6 million, including $15.0 million in cash, $2.7 million in shares of our common stock, valued at $10.00 per share, and $1.0 million in direct acquisition costs. At the time of the acquisition, Highland’s total assets were approximately $83.6 million and deposits were approximately $72.9 million. The acquisition of Highland complemented our existing community banking branches and expanded our presence in our target Texas market.

      In November 2002, we issued 8,000,000 shares of our common stock at $10.00 per share in an offering that was exempt from the registration requirements of the Securities Act. Related issuance costs of $5.6 million are included as a reduction to paid-in capital on our consolidated statement of stockholders’ equity at December 31, 2003. In connection with the offering, 2,353,320 shares of our outstanding common stock were classified as Class B common stock and the shares issued in the offering were classified as Class A common stock. We used the net proceeds from the offering for general corporate purposes. On November 4, 2003, our Class B common stock was converted into Class A common stock. All of the Class A common stock was classified into common stock at the time of our initial public offering in December 2003.

      Also in November 2002, we formed Franklin Bank Capital Trust I. The trust issued, in a private offering, $20 million of variable rate trust preferred securities that currently pays 4.53% annually and resets quarterly to 3-month LIBOR plus 3.35%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $619,000 in variable rate common securities of the trust. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in November 2007. The junior notes mature in November 2032.

      On April 9, 2002, we acquired Franklin Bank for total consideration of $11.2 million, including $1.4 million in cash, $8.9 million in shares of our common stock valued at $10.00 per share, and $905,000 in acquisition costs. Prior to our acquisition of the bank, we had assets of approximately $488,000. After the acquisition we had assets of approximately $62.8 million, deposits of $46.8 million and stockholders’ equity of $14.3 million. This acquisition gave us the platform on which we have built our business.

Results of Operations

      The company derives a majority of its income from interest earned on its loan portfolio. Funding for these assets was sourced from the cash raised in the private stock offering completed in November 2002 and from community banking deposits, brokered deposits and borrowings from the Federal Home Loan Bank. The funds raised in the company’s initial public offering in December 2003 were utilized to acquire Jacksonville and Lost Pines and to purchase single family loans, which will contribute to our earnings growth in the future. The company’s mortgage banking activities, which generate gains on sales of single family loans and mortgage-backed securities and loan fees, also contribute to our net income.

      The results from operations for the years ended December 31, 2003 and 2002 include Highland beginning on May 1, 2003 and Franklin Bank beginning on April 10, 2002. The results of operations for the years ended December 31, 2001, 2000 and 1999 are the results of Franklin Bank prior to our acquisition. During these periods, the bank operated as a local community bank.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      Net income was $3.2 million for the year ended December 31, 2003, compared to a net loss of $726,000 for the year ended December 31, 2002.

      Since our acquisition of the bank, we have focused on expanding the bank’s business activities and increasing its overall profitability. The net loss reported for the year ended December 31, 2002 reflects the costs we incurred as we began to implement our business strategy.

      Net interest income. Net interest income is the amount of interest earned on our assets in excess of interest incurred on our liabilities. The net yield on interest-earning assets, or net yield, represents net interest income expressed as a percentage of our average interest-earning assets. The table below sets forth information regarding our average interest-earning assets and average interest-bearing liabilities and the related income and expense and weighted average yields. Average balances for the year ended December 31, 2003 are based on daily average balances and for the year ended December 31, 2002 are based on average monthly balances.

	For the Years Ended December 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$44,900	$437	0.97%	$24,499	$356	1.45%
Trading assets	4,557	109	2.39	—	—	—
Available for sale securities	26,545	553	2.08	—	—	—
Federal Home Loan Bank stock and other investments	21,359	465	2.18	1,949	71	3.59
Mortgage-backed securities	53,686	1,356	2.53	16,433	861	5.44
Loans
Single family	858,088	32,437	3.78	80,346	3,668	4.56
Residential construction	65,911	3,211	4.87	5,759	307	5.34
Commercial real estate	13,183	870	6.60	7,137	458	6.42
Commercial business	9,178	583	6.35	6,416	372	5.79
Consumer	4,635	372	8.01	4,291	353	8.25

Total loans	950,995	37,473	3.94	103,949	5,158	4.96

Total interest-earning assets	1,102,042	40,393	3.67	146,830	6,446	4.41%
Non-interest-earning assets	36,166			7,480

Total assets	$1,138,208			$154,310

Interest-Bearing Liabilities
Interest bearing deposits
Checking accounts	$12,559	$120	0.96%	$3,991	$54	1.37%
Money market and savings accounts	47,726	804	1.68	7,516	181	2.41
Certificates of deposit	61,852	1,646	2.66	25,015	696	2.78
Brokered and wholesale	466,469	9,425	2.02	63,170	1,889	2.99
Non-interest bearing deposits	13,069	—	—	4,367	—	—

Total deposits	601,675	11,995	1.99	104,059	2,820	2.71
Federal Home Loan Bank advances	399,204	7,455	1.87	18,658	536	2.89
Reverse repurchase agreements	3,028	35	1.15	—	—	—
Notes payable	—	—	—	82	4	4.75
Junior subordinated notes	20,059	1,473	7.34	2,631	193	7.34

Total interest-bearing liabilities	1,023,966	20,958	2.05	125,430	3,553	2.84
Non-interest-bearing liabilities and stockholder’s equity	114,242			28,880

Total liabilities and stockholder’s equity	$1,138,208			$154,310

Net interest income/interest rate spread		$19,435	1.62%		$2,893	1.57%

Net yield on interest-earning assets			1.77%			1.98%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.62%			117.06%

      Interest income and interest expense are impacted both by changes in the volume of interest-earning assets and interest-bearing liabilities and by changes in yields and rates. The table below analyzes the impact of changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and changes in rate (changes in rate multiplied by the prior period’s average balance). Changes that are impacted by a combination of rate and volume are allocated proportionately to both changes in volume and changes in rate. For purposes of calculating the changes in our net interest income, non-performing assets are included in the appropriate balance and shown as a rate difference.

	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change

	(In thousands)
Interest income
Short-term interest earning assets	$(146)	$227	$81
Trading assets	—	109	109
Available for sale securities	—	553	553
Federal Home Loan Bank stock and other investments	(38)	432	394
Mortgage-backed securities	(679)	1,174	495
Loans
Single family	(737)	29,506	28,769
Residential construction	(29)	2,933	2,904
Commercial real estate	14	398	412
Commercial business	39	173	212
Consumer	(10)	28	18

Total loans	(723)	33,038	32,315

Total interest income	(1,586)	35,533	33,947
Interest expense
Interest-bearing deposits
Checking accounts	(20)	86	66
Money market and savings accounts	(70)	693	623
Certificates of deposit	(32)	982	950
Brokered and wholesale	(784)	8,319	7,535

Total deposits	(906)	10,080	9,174
Federal Home Loan Bank advances	(256)	7,176	6,920
Reverse repurchase agreements	—	34	34
Notes payable	—	(3)	(3)
Junior subordinated notes	—	1,280	1,280

Total interest expense	(1,162)	18,567	17,405

Net interest income	$(424)	$16,966	$16,542

      Net interest income increased $16.5 million to $19.4 million for the year ended December 31, 2003, from $2.9 million for the year ended December 31, 2002. This increase is due to a $955.2 million increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans and an increase in residential construction loans. Purchases of single family loans totaled $1.4 billion during 2003 and are primarily made up of adjustable rate mortgages with an initial interest rate reset of three to five years and annual resets thereafter. We increased our single family loan portfolio in order to deploy our capital and to provide us with an earnings base to implement our business strategy. Additionally, during 2003 we opened two regional residential construction lending offices and expanded our Houston office. Through these offices we originated $201.2 million in new loans. The net yield declined 21 basis points to 1.77% for the year ended December 31, 2003, from 1.98% for the year ended December 31, 2002. This decline is due to the change in the mix of our assets caused by the purchase of lower yielding single family loans. The single family loans were purchased at a weighted average yield of 3.77%.

      The following table details our interest income and non-interest expense by product niche:

	Year Ended December 31,

	2003		2002

	Actual	Percent	Actual	Percent

	(Dollars in thousands)
Interest income
Mortgage banking products	$32,437	80%	$3,668	57%
Residential construction lending	3,211	8	307	5
Community banking products	1,825	5	1,183	18
Other	2,920	7	1,288	20

Total interest income	$40,393	100%	$6,446	100%

Non-interest expense
Mortgage banking products	$6,152	34%	$538	13%
Community banking products	2,327	13	1,068	25
Residential construction lending	898	5	287	7
Other	8,850	48	2,305	55

Total non-interest expense	$18,227	100%	$4,198	100%

      As of December 31, 2003, the mortgage banker finance product niche had limited activities and therefore is included in other interest income and non-interest expense.

      Of our niche products, only the community banking niche products incur interest expense. Community banking accounted for $2.6 million, or 12%, of our total interest expense for the year ended December 31, 2003 and $931,000, or 26%, for the year ended December 31, 2002.

      Provision for credit losses. The provision for credit losses is the periodic cost of maintaining an adequate allowance to cover probable losses. The table below sets forth the activity in our allowance for credit losses.

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Beginning balance	$1,143	$—	$314	$202	$210
Acquisitions
Jacksonville	2,244	—	—	—	—
Highland	710	—	—	—	—
Franklin Bank	—	1,189	—	—	—
Provisions for credit losses
Single family	1,119	38	—	—	—
Commercial	(109)	91	167	—	—
Consumer	(6)	23	—	—	—
Other	—	—	—	132	15
Charge-offs
Single family	—	—	—	—	—
Commercial	(216)	(199)	(65)	—	—
Consumer	(40)	(3)	—	—	—
Other	—	—	—	(35)	(34)
Recoveries
Single family	1	—	—	—	—
Commercial	2	3	21	—	—
Consumer	2	1	5	—	—
Other	—	—	—	15	11

Ending balance	$4,850	$1,143	$442	$314	$202

Allowance for credit losses to non-performing loans	87.20%	75.34%	55.21%	209.82%	143.98%
Allowance for credit losses to total loans	0.27	0.37	1.28	1.09	1.41
Allowance for credit losses to average loans	0.51	1.10	1.33	1.35	1.57
Net charge-offs to average loans	0.02	0.19	0.12	0.08	0.18

      The provision for credit losses increased $852,000 to $1.0 million for the year ended December 31, 2003, as compared to $152,000 for the year ended December 31, 2002. This increase in the provision is related to the growth in the size of the single family loan portfolio.

      Non-interest income. The following table sets forth the composition of our non-interest income.

	For the Years
	Ended
	December 31,

	2003	2002

	(In thousands)
Gains on sales of loans and securities	$2,931	$191
Loan fee income	1,146	125
Deposit fees and charges	191	84
Other	502	53

	$4,770	$453

      Non-interest income increased $4.3 million to $4.8 million for the year ended December 31, 2003, from $453,000 for the year ended December 31, 2002. This increase is due primarily to the expansion of our mortgage banking activities and the resulting gains on sales of loans, gains on securities and the acquisition of Highland.

      Gains on sales of single family loans and securities increased for the year ended December 31, 2003 due to an increase in mortgage banking activity during 2003. We originate loans through our retail mortgage offices, as described under “Item 1. Business — Business Activities — Mortgage Banking — Retail Mortgage Origination,” with the intention of selling the majority of loans originated, including the related servicing. During the year ended December 31, 2003, we sold $149.6 million of single family loans, resulting in a gain of $2.1 million. Additionally, we had gains totaling $78,000 on interest rate lock commitments. At December 31, 2003, these commitments totaled $12.6 million excluding loans expected to be transferred to our portfolio and after considering the amount of the interest rate lock commitments expected to expire prior to closing the related mortgage loan. See “— Critical Accounting Policies” above for more details. This gain was partially offset by a $51,000 loss on forward delivery contracts, totaling $9.0 million, entered into to hedge the interest rate lock commitments. There were no gains on sales of single family loans for the year ended December 31, 2002. The gain on securities for the year ended December 31, 2003 totaled $859,000, related to the sale of $36.2 million of mortgage-backed securities and $111,000 related to the sale of a $10.0 million U.S. Treasury security, compared to a gain of $191,000 related to the sale of $11.7 million of mortgage backed securities in the prior year period.

      Loan fee income increased $1.0 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Under certain circumstances we will act as a mortgage broker to facilitate the origination of single family loans in the name of another financial institution for a fee. Mortgage broker fees totaled $1.1 million for the year ended December 31, 2003. The company had no mortgage broker fees during the year ended December 31, 2002.

      Deposit fees and charges, which are primarily comprised of fees and service charges on community banking deposit accounts, increased $107,000 to $191,000 for the year ended December 31, 2003, as compared to $84,000 for the year ended December 31, 2002. This increase is related to overdraft fees, service charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. Since our acquisition of Franklin Bank, we have expanded our deposit customer base, increasing the number of checking accounts from 672 at December 31, 2002 to 13,158 at December 31, 2003. This growth resulted from our acquisitions of Highland on April 30, 2003 and Jacksonville on December 30, 2003 and successful marketing efforts including competitive pricing, newspaper advertising and direct mail. Additionally, we opened a new community banking branch in the greater Austin area during March 2003.

      The increase in other non-interest income is due to the acquisition of Highland, which contributed $370,000 in other non-interest income for the year ended December 31, 2003. Other non-interest income contributed by Highland during 2003 is comprised of $181,000 of ancillary income on other customer services provided and $189,000 in income on owned rental properties and other sources.

      Non-interest expense. The following table details the components of our non-interest expense.

	For the Years Ended
	December 31,

	2003	2002

	(In thousands)
Salaries and benefits	$9,101	$1,963
Occupancy	1,667	381
Data processing	1,349	326
Professional fees	3,094	648
Core deposit intangible amortization	(145)	263
Other	3,161	617

	$18,227	$4,198

      Non-interest expense increased $14.0 million to $18.2 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase in non-interest expense is due to costs incurred to expand our business operations as we implement our business strategy and due to costs associated with our initial public offering. See “Item 1. Business — Our Strategy.”

      The increase in salaries and benefits is due to the hiring of our executive management, the hiring of additional staff in order to manage and support the expansion of our operations and the acquisition of Highland. The number of full time equivalent employees increased to 399 at December 31, 2003, up from 74 at December 31, 2002. Additionally, in connection with our initial public offering during December 2003, the company awarded certain executives and key employees $1.9 million in restricted stock compensation.

      Professional fees are primarily comprised of legal fees, directors’ fees and expenses, fees incurred for our outside auditors, and fees paid for our outsourced mortgage banking activities, including appraisals, underwriting and post-closing services. Also included in professional fees are consulting fees paid to Ranieri & Co., Inc. In November 2002, we entered into a three-year consulting agreement with Ranieri & Co., as part of which we granted it an option to purchase 570,000 shares of our common stock and agreed to pay a $500,000 annual fee for consulting activities. See Note 14 of Notes to Consolidated Financial Statements under Item 8. The fair value of the options were recognized over the life of the consulting agreement pursuant to SFAS No. 123, “Accounting for Stock Based Compensation.” Professional fees increased $2.4 million to $3.1 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase includes $1.5 million related to costs associated with the Ranieri & Co. consulting agreement. Pursuant to the consulting agreement, the options fully vested upon the completion of the registration of our common stock during December 2003 and the remaining fair value of the option was recognized in the consolidated statement of operations. Additionally, legal fees increased $285,000 related to costs associated with our defense and settlement of a residential construction loan dispute and pre-foreclosure costs on another residential construction loan property. Costs incurred for outsourcing mortgage banking services increased due to an increase in mortgage banking activity.

      Occupancy expense increased $1.3 million to $1.7 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase represents costs associated with the expansion of our corporate office in Houston, Texas, the addition of a new banking branch in Austin, Texas, the initiation of our mortgage banking business with 34 offices, the addition of two residential construction lending offices in Arizona and Florida and the acquisition of Highland.

      Data processing expense increased $1.0 million to $1.3 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase represents the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth.

      Amortization of intangibles was a reduction in expense of $145,000 for the year ended December 31, 2003, compared to an expense of $263,000 for the comparable 2002 period. During the first quarter of 2003, we finalized our core deposit intangible study related to our acquisition of Franklin Bank, which was based on the actual accounts acquired. The study valued the core deposit intangible at $204,000, as compared to the estimated valuation of $1.6 million at acquisition, which was based on the asset and liability tables for the first quarter of 2002 published by the OTS. As a result, $237,000 of amortization recorded during 2002 was reversed during 2003. Goodwill was adjusted for the difference between the estimated core deposit intangible and the amount that resulted from the core deposit intangible study. Additionally, amortization for the year ended December 31, 2003 includes $35,000 related to the Franklin Bank acquisition and $57,000 related to the acquisition of Highland. The core deposit intangible for Highland is $556,000.

      Other non-interest expense increased $2.5 million to $3.2 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase represents costs incurred to support our growth and expansion, including higher franchise taxes, advertising, travel and office supply costs. Additionally, the current year includes an increase in costs related to mortgage banking activities.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      For comparative purposes, the year ended December 31, 2001 is presented for the activity of Franklin Bank only. Prior to our acquisition of Franklin Bank, our operations were limited to start-up activities in preparation for acquiring the bank. We incurred a net loss of $726,000 for the year ended December 31, 2002, compared to a net loss of $50,000 for the bank for the year ended December 31, 2001.

      Net interest income. The table below sets forth information regarding our average interest-earning assets and average interest-bearing liabilities and the related income and expense and weighted average yields. Average balances for the year ended December 31, 2002 are calculated using average monthly balances, and for the year ended December 31, 2001 using average daily balances.

	Franklin Bank Corp.			Franklin Bank, S.S.B.

	For the Year Ended			For the Year Ended
	December 31, 2002			December 31, 2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$24,499	$356	1.46%	$4,859	$195	4.01%
Federal Home Loan Bank stock and other investments	1,949	71	3.59	3,641	203	5.59
Mortgage-backed securities	16,433	861	5.44	3,696	224	6.07
Loans
Single family	80,346	3,668	4.56	3,772	452	11.98
Residential construction	5,759	307	5.34	11,887	1,017	8.55
Commercial real estate	7,137	458	6.42	6,364	514	8.08
Commercial business	6,416	372	5.79	6,571	540	8.22
Consumer	4,291	353	8.25	4,526	418	9.24

Total loans	103,949	5,158	4.96	33,120	2,941	8.88

Total interest-earning assets	146,830	6,446	4.41%	45,316	3,563	7.86%
Non-interest-earning assets	7,480			1,675

Total assets	$154,310			$46,991

Interest-Bearing Liabilities
Interest bearing deposits
Checking accounts	$3,991	$54	1.37%	$6,542	$190	2.91%
Money market and savings accounts	7,516	181	2.41	3,777	115	3.04
Certificates of deposit	25,015	696	2.78	26,847	1,478	5.51
Brokered and wholesale	63,170	1,889	2.99	—	—	—
Non-interest bearing deposits	4,367	—	—	5,217	—	—

Total deposits	104,059	2,820	2.71	42,383	1,783	4.21
Federal Home Loan Bank advances	18,658	536	2.89	307	13	4.27
Notes payable	82	4	4.75	—	—	—
Junior subordinated note	2,631	193	7.34	—	—	—

Total interest-bearing liabilities	125,430	3,553	2.84	42,690	1,796	4.21
Non-interest-bearing liabilities and stockholder’s equity	28,880			4,301

Total liabilities and stockholder’s equity	$154,310			$46,991

Net interest income/interest rate spread		$2,893	1.57%		$1,767	3.65%

Net yield on interest-earning assets			1.98%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities			117.06%			106.15%

      The following table analyzes the impact of changes in volume and rates on our net interest income for the year ended December 31, 2002, as compared to the corresponding 2001 period.

	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change

	(In thousands)
Interest income
Short-term interest earning assets	$(192)	$354	$162
Federal Home Loan Bank stock and other investments	(58)	(74)	(132)
Mortgage-backed securities	(27)	663	636
Loans
Single family	(448)	3,664	3,216
Residential construction	(299)	(411)	(710)
Commercial real estate	(114)	58	(56)
Commercial business	(156)	(12)	(168)
Consumer	(43)	(22)	(65)

Total loans	(1,060)	3,277	2,217

Total interest income	(1,337)	4,220	2,883

Interest expense
Interest bearing deposits
Checking accounts	(78)	(58)	(136)
Money market and savings accounts	(28)	94	66
Certificates of deposit	(688)	(94)	(782)
Brokered and wholesale	—	1,889	1,889

Total deposits	(794)	1,831	1,037
Federal Home Loan Bank advances	(6)	529	523
Notes payable	—	4	4
Junior subordinated notes	—	193	193

Total interest expense	(800)	2,557	1,757

Net interest income	$(537)	$1,663	$1,126

      Net interest income increased $1.1 million to $2.9 million for the year ended December 31, 2002, from $1.8 million for the year ended December 31, 2001. This increase is due to a $101.5 million increase in average interest-earning assets, resulting primarily from purchases of single family loans. These purchases totaled $304.4 million since we acquired the bank in April 2002, and are primarily made up of adjustable rate mortgage loans with initial interest rate resets of three to five years and annual resets thereafter. The net yield declined 192 basis points to 1.98% for the year ended December 31, 2002, from 3.90% for the same period in 2001. This decline is due to the change in the mix of our assets caused by the purchase of lower yielding single family loans and a reduction in the residential construction loan portfolio. The single family loans were purchased at a weighted average yield of 4.47%.

      The following table details our interest income and non-interest expense by product niche:

	Year Ended December 31,

	2002		2001

	Actual	Percent	Actual	Percent

	(Dollars in thousands)
Interest income
Mortgage banking products	$3,668	57%	$452	13%
Community banking products	1,183	18%	1,472	41%
Residential construction lending	307	5%	1,017	29%
Other	1,288	20%	622	17%

Total interest income	$6,446	100%	$3,563	100%

Non-interest expense(A)
Mortgage banking products	$538	13%
Community banking products	1,068	25%
Residential construction lending	287	7%
Other	2,305	55%

Total non-interest expense	$4,198	100%

(A)	Prior to our acquisition on April 9, 2002, Franklin Bank did not separate its non-interest expense by product niche.

      As of December 31, 2002, the mortgage banker finance product niche had not been implemented.

      Of our niche products, only the community banking niche incurs interest expense. Community banking accounted for $931,000, or 26%, of our total interest expense for the year ended December 31, 2002 and $1.8 million, or 99%, of the bank’s total interest expense for the year ended December 31, 2001.

      Non-interest income. The following table sets forth the composition of non-interest income for the years ended December 2002 and 2001.

	Franklin	Franklin
	Bank Corp	Bank, S.S.B.

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001

	(In thousands)
Gains on sales of loans and securities	$191	$—
Loan fee income	125	139
Deposit fees and charges	84	137
Other	53	4

	$453	$280

      Non-interest income increased $173,000 to $453,000 for the year ended December 31, 2002, from $280,000 for the year ended December 31, 2001. This increase is due to sales of mortgage-backed securities.

      Gains on sales of single family loans and mortgage backed securities were $191,000 for the year ended December 31, 2002. These gains included $187,000 related to the sale of $11.7 million of mortgage-backed securities. There were no gains on sales of single family loans and mortgage-backed securities during the year ended December 31, 2001.

      Non-interest expense. The following table details the components of non-interest expense for the years ended December 31, 2002 and 2001.

	Franklin	Franklin
	Bank Corp	Bank, S.S.B.

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001

	(In thousands)
Salaries and benefits	$1,963	$849
Occupancy	381	385
Data processing	326	159
Professional fees	648	228
Core deposit intangible amortization	263	—
Other	617	250

	$4,198	$1,871

      Non-interest expense increased $2.3 million to $4.2 million for the year ended December 31, 2002, from $1.9 million for the bank for the year ended December 31, 2001. The increase in non-interest expense is due to costs incurred to expand our business operations as we implement our business strategy.

      The increase in salaries and benefits is due to the hiring of our executive management and the hiring of additional staff in order to manage and support the expansion of our operations. The number of full time equivalent employees totaled 74 at December 31, 2002, up from 18 at December 31, 2001.

      Professional fees increased $420,000 to $648,000 for the year ended December 31, 2002, as compared to the bank for the year ended December 31, 2001. Expenses totaling $150,000 related to costs associated with the Ranieri & Co. consulting agreement are included in amounts for the year ended December 31, 2002. Costs incurred for outsourcing mortgage banking services are included in 2002 due to the start of our mortgage banking activities.

      Data processing increased $167,000 to $326,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001 for the bank. This increase represents the incremental costs incurred for our outsourced data processing services, the establishment of our outsourced data center, and depreciation on computer hardware and software purchased to support our expansion and growth.

      Amortization of intangibles was $263,000 for the year ended December 31, 2002. This amortization relates to the estimated core deposit intangible resulting from the acquisition of the bank, of $1.6 million, which was based on the asset and liability table for the first quarter of 2002 as published by the OTS. The allocation of the purchase price at December 31, 2002 was preliminary and during the first quarter of 2003 we finalized our core deposit intangible study, which was based on the actual deposit accounts acquired. The study valued the core deposit intangible at $204,000, as compared to the estimated valuation of $1.6 million at acquisition. As a result, $237,000 of amortization recorded during 2002 was reversed during 2003. Goodwill was adjusted for the difference between the estimated core deposit intangible and the amount that resulted from the core deposit intangible study.

      Other non-interest expense increased $367,000 to $617,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001 for the bank. This increase represents costs incurred to support our growth and expansion, including higher franchise taxes, advertising, travel and office supply costs.

Financial Condition

General

      Total assets increased $1.9 billion to $2.3 billion at December 31, 2003, from $365.7 million at December 31, 2002. The increase in assets was primarily attributable to the purchase of $1.4 billion of single family loans, the origination of residential construction loans of $201.2 million, and the acquisitions of

Jacksonville and Highland, which added approximately $467.6 million and $83.6 million in assets, respectively.

      At December 31, 2002, our assets were $365.7 million, compared to $49.3 million at December 31, 2001 and $62.3 million at April 9, 2002, the date of our acquisition of Franklin Bank. The increase is due to the purchase of $304.4 million in single family loans.

Investment Portfolio

      Our objective in the management of our investment portfolio is to maintain a portfolio that provides for liquidity needs, provides a profitable interest rate spread over liabilities with similar maturities, includes assets that can be pledged as collateral for borrowings, meets regulatory requirements and enhances the utilization of our capital.

      Our investment portfolio primarily consists of mortgage-backed securities, stock of the Federal Home Loan Bank, or FHLB, and short-term liquid assets. The mutual fund investment is an open-end mutual fund that is primarily comprised of adjustable rate mortgage-backed securities issued by government sponsored enterprises or that are rated in the highest category by Moody’s Investor Services or Standard & Poor’s. There are no constraints on the withdrawal of funds from this investment. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total equity, except for FHLB stock, which is a required investment, and a mutual fund investment, in which we look at the underlying investments in the fund. Exempt from this calculation are U.S. Treasury and U.S. government agency securities.

      The following tables set forth the composition and fair value of our investment portfolio as of the dates indicated. At these dates, there were no securities held-to-maturity.

	December 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale securities
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Federal Home Loan Bank stock	32,429	—	—	32,429
Mutual fund investment	51,295	—	(308)	50,987
U.S. Agency securities	38,888	—	—	38,888
U.S. Treasury securities	1,294	—	(1)	1,293
Other equity securities	437	—	—	437

Total Federal Home Loan Bank stock and other investments	124,343	—	(309)	124,034

Total investment portfolio	$301,795	$217	$(406)	$301,606

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale securities
Mortgage-backed securities:
Agency fixed rate	$11,119	$493	$(1)	$11,611
Agency adjustable rate	11,158	155	—	11,313

Total mortgage-backed securities	22,277	648	(1)	22,924

Federal Home Loan Bank stock	3,152	—	—	3,152
Other equity securities	11	—	—	11

Total Federal Home Loan Bank stock and other investments	3,163	—	—	3,163

Total investment portfolio	$25,440	$648	$(1)	$26,087

	Franklin Bank, S.S.B.

	December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale securities
Mortgage-backed securities:
Agency fixed rate	$—	$—	$—	$—
Agency adjustable rate	4,159	73	—	4,232

Total mortgage-backed securities	4,159	73	—	4,232

Federal Home Loan Bank stock	205	—	—	205
Other equity securities	5,035	—	—	5,035

Total Federal Home Loan Bank stock and other investments	5,240	—	—	5,240

Total investment portfolio	$9,399	$73	$—	$9,472

      At December 31, 2003, our total investment portfolio was $301.6 million, compared to $26.1 million at December 31, 2002. The $275.5 million portfolio increase during the year ended December 31, 2003 is due to purchases of mortgage-backed securities totaling $104.2 million, our acquisitions of Jacksonville and Highland, which added $153.8 and $41.4 million to our investment portfolio, respectively, and an increase in FHLB stock. Subsequent to our acquisition, $40.0 million in short-term investments acquired from Highland matured, the proceeds of which were reinvested in mutual funds. Sales of mortgage-backed securities were $36.2 million during the year ended December 31, 2003.

      At December 31, 2002, our total investment portfolio was $26.1 million, compared to $9.5 million at December 2001. The increase during 2002 is due to purchases of $34.1 million of mortgage-backed securities offset by sales of $11.7 million of those securities.

      The following table presents a summary of yields and maturities or repricing for our available-for-sale investment portfolio:

	December 31, 2003

	Available-for-Sale

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Due in one year or less	$33,442	$33,378	2.11%
Due in one to five years	110,537	110,706	3.63
Due in five to ten years	14,750	14,753	4.13
Due after ten years	18,723	18,735	4.24

	177,452	177,572	3.45%

Federal Home Loan Bank stock and other securities	124,343	124,034

Total	$301,795	$301,606

Loan Portfolio

      Our loan portfolio, excluding allowance for credit losses, premiums, deferred fees and costs, totaled $1.8 billion at December 31, 2003, and was comprised of $1.4 billion of single family mortgage loans, of which $112.7 million was held for sale, $3.7 million of mortgage banker finance loans, $161.8 million of residential construction loans, $51.6 million of commercial real estate, commercial loans and multi-family loans and $66.8 million of consumer loans. This compares to a total loan portfolio of $306.0 million at December 31, 2002, that was comprised of $276.9 million of single family mortgage loans, of which $757,000 was held for sale, $5.8 million of residential construction loans, $19.1 million of commercial real estate, commercial loans, and multi-family loans and $4.2 million of consumer loans.

	Franklin Bank Corp.				Franklin Bank, S.S.B.

	December 31,		December 31,		December 31,		December 31,		December 31,
	2003		2002		2001		2000		1999(1)

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Held for investment:
Single family mortgages	$1,404,730	83.19%	$276,170	90.47%	$2,548	7.29%	$3,916	13.54%	$—	—%
Mortgage banker finance	3,715	0.22	—	—	—	—	—	—	—	—
Residential construction	161,759	9.58	5,789	1.90	10,619	30.38	11,572	40.02	—	—
Commercial real estate	37,115	2.20	7,935	2.60	7,876	22.53	2,816	9.74	—	—
Real estate(2)	—	—	—	—	—	—	—	—	11,087	77.54
Commercial business	8,556	0.50	7,985	2.62	7,442	21.29	6,071	21.00	2,465	17.24
Multi-family	5,948	0.35	3,179	1.04	518	1.48	493	1.70	—	—
Consumer	66,821	3.96	4,193	1.37	5,955	17.03	4,048	14.00	746	5.22

Sub-total	1,688,644	100.00%	305,251	100.00%	34,958	100.00%	28,916	100.00%	14,298	100.00%
Allowance for credit losses	(4,850)		(1,143)		(442)		(314)		(202)
Deferred loan costs/fees	14,850		2,296		—		—		(1)

Total loans held for investment	1,698,644		306,404		34,516		28,602		14,095

Held for sale:
Single family mortgages	112,706		757
Deferred loan fees	1,766		(1)

Total loans held for sale	114,472		756

Total loans	$1,813,116		$307,160		$34,516		$28,602		$14,095

(1)	Detail for real estate loans not available to conform to current presentation.

(2)	Primarily includes single-family, residential construction, commercial real estate, multi-family and residential lot loans.

      Single family mortgage loans grew by $1.2 billion to $1.5 billion at December 31, 2003, from December 31, 2002. This growth is attributable to the purchase of $1.4 billion, and the origination of $291.8 million, of single family mortgage loans. These single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for 43% of total purchases during the year ended December 31, 2003, Residential Funding Corp. and ABN AMRO, each of which accounted for more than 10% of total purchases. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. The loan packages we purchase are underwritten in accordance with the bank’s underwriting criteria outlined in “Item 1. Business — Underwriting and Risk Management.” The majority of our purchases during the year ended December 31, 2003 were “A” quality packages as defined by our underwriting policies. Single family mortgage loan originations for the year ended December 31, 2003 came from our wholesale origination offices in California and Texas and our 34 retail mortgage offices. See “Item 1. Business — Business Activities — Mortgage Banking.” During the year ended December 31, 2003, we also sold into the secondary market $149.6 million of single family mortgage loans. Principal repayments were $453.7 million for the year ended December 31, 2003. Lower market interest rates stimulated refinance activity resulting in an increase in principal prepayments. Additionally, single family loans totaling $155.2 million were obtained through the Jacksonville acquisition.

      Residential construction loans increased by $156.0 million to $161.8 million at December 31, 2003, from $5.8 million at December 31, 2002. The increase is from the expansion of our construction lending business into Florida and Arizona combined with our strategy to have medium-size builders as our customers. Originations of residential construction loans totaled $201.2 million and principal repayments were $78.0 million during 2003. Additionally, $29.9 million of residential construction loans were added with the Jacksonville acquisition.

      Commercial real estate, commercial loans and multi-family loans increased by $32.5 million to $51.6 million at December 31, 2003, from December 31, 2002. This increase is due to $30.5 million and $10.0 million in such loans acquired in connection with our acquisitions of Jacksonville and Highland, respectively. Originations during 2003 were $1.5 million, offset by principal repayments of $5.7 million.

      Consumer loans increased $62.6 million to $66.8 million for the year ended December 31, 2003. This increase includes $63.2 million acquired in the Jacksonville acquisition.

      The following tables show the geographic distribution of our loan portfolio at December 31, 2003 and 2002:

	December 31, 2003

	Principal	% of
State	Amount	Total

	(In thousands)
California	$511,759	28.41%
Texas	430,179	23.88
Illinois	115,506	6.41
Colorado	72,978	4.05
Arizona	64,007	3.55
Florida	61,177	3.40
Michigan	48,130	2.67
North Carolina	46,698	2.59
Washington	45,972	2.55
Maine	45,661	2.54
Georgia	41,128	2.28
Virginia	38,639	2.15
Utah	21,621	1.20
New Jersey	21,331	1.18
Maryland	21,278	1.18
Nevada	20,754	1.15
Minnesota	20,640	1.15
New York	20,412	1.13
Connecticut	20,408	1.13
Ohio	18,995	1.05
Other(1)	114,077	6.35

	$1,801,350	100.00%

	December 31, 2002

	Principal	% of
State	Amount	Total

	(In thousands)
California	$94,257	30.80%
Texas	45,361	14.82
Illinois	29,240	9.56
Colorado	24,172	7.90
Michigan	13,422	4.39
Arizona	11,194	3.66
Virginia	9,598	3.14
Maine	8,395	2.74
Maryland	7,855	2.57
Florida	6,600	2.16
Georgia	6,008	1.96
Montana	5,383	1.76
Ohio	5,128	1.68
Washington	5,063	1.65
Oregon	3,891	1.27
South Carolina	3,218	1.05
Connecticut	3,049	1.00
Other(1)	24,174	7.89

	$306,008	100.00%

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2003 and 2002.

      We maintain a geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to 35% of total assets, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region. Additionally, because the majority of our loan portfolio is in single family mortgages that we have purchased, and 22% of the total of all single family mortgages originated are from California, our exposure is higher in California than other states. We expect that single family loans from California will continue to be a significant percentage of our loan portfolio.

      At December 31, 2002, our loan portfolio, excluding allowance for credit losses, premiums, deferred fees and costs totaled $306.0 million, and was comprised of $276.9 million of single family mortgage loans, of which $757,000 was held for sale, $5.8 million of residential construction loans, $19.1 million of commercial real estate, commercial loans and multi-family loans, and $4.2 million of consumer loans. This compares to a loan portfolio of $35.0 million at December 31, 2001, that was comprised of $2.5 million of single family mortgages, $10.6 million of residential construction loans, $15.9 million of commercial real estate, commercial loans and multi-family loans and $6.0 million in consumer loans.

      Single family mortgage loans grew by $274.4 million to $276.9 million at December 31, 2002, from $2.5 million at December 31, 2001. This growth is attributable to purchases of $304.4 million of such loans. These single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., Residential Funding Corp., and Wachovia Bank, N.A., each of which accounted for more than 10% of total purchases for the year ended December 31, 2002. We are not contractually obligated to purchase loans from any of these entities in the future. These loan packages are underwritten in accordance with the bank’s underwriting criteria outlined in “Item 1. Business — Underwriting and Risk Management.” All of our purchases during 2002 were “A” quality packages as defined by our underwriting policies. In November 2002, we raised $94.0 million in capital from offerings of common stock by us and of trust preferred securities by our wholly-owned subsidiary Franklin Bank Capital Trust I, in transactions exempt from the registration requirements of the Securities Act, providing us with the funds and capital for these purchases.

      Residential construction loans decreased by $4.8 million to $5.8 million at December 31, 2002, from $10.6 million at December 31, 2001. This decrease was due to principal repayments on individual construction loans.

      The following table presents the maturity or repricing characteristics of our loan portfolio at December 31, 2003.

	December 31, 2003

	Within	One to Five	After Five
	One Year	Years	Years	Total

	(In thousands)
Loans at fixed rates	$4,579	$20,339	$246,103	$271,021
Loans at variable rates	403,201	1,127,128	—	1,530,329

	$407,780	$1,147,467	$246,103	$1,801,350

Deposits and Borrowings

      Deposits. The market for deposits is competitive. We offer a line of traditional deposit products that currently includes non-interest-bearing checking, interest-bearing checking, money market checking, commercial checking, money market accounts and certificates of deposit. We compete for deposits through our banking branches with competitive pricing, advertising, direct mail, telemarketing and online banking.

      We also utilize wholesale and brokered deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2003, wholesale and brokered deposits constituted approximately 54.4% of our total deposits.

      The following table shows the distribution of and certain other information relating to our deposits at the end of each period indicated.

	December 31,	Period	December 31,	Period	December 31,	Period
	2003	End Rate	2002	End Rate	2001	End Rate

	(Dollars in thousands)
Non-interest bearing	$12,851	—%	$6,549	—%	$6,185	—%
Custodial accounts	3,887	—	76	—	—	—
Interest bearing deposits Transaction accounts	81,511	1.04	4,786	1.50	6,570	1.64
Money market accounts	113,830	1.82	13,252	2.21	4,461	1.72

Sub-total	195,341	1.49	18,038	2.02	11,031	1.67
Savings accounts	35,888	1.07	568	1.00	536	1.00
Certificates of deposit
Consumer & commercial	326,257	2.87	33,052	3.19	26,991	4.21
Wholesale & brokered	685,619	1.61	124,051	2.76	—	—

Sub-total	1,011,876	2.02	157,103	2.85	26,991	4.21
Total interest bearing deposits	1,243,105	1.91	175,709	2.76	38,558	3.44

Total deposits	$1,259,843	1.88%	$182,334	2.66%	$44,743	2.96%

      The following table presents a summary of our average deposits and average rates paid as of the dates indicated:

	Year Ended		Year Ended		Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Interest-bearing deposits
Transaction accounts	$12,559	0.96%	$3,991	1.37%	$6,542	2.91%
Money market and savings	47,726	1.68	7,516	2.41	3,777	3.04
Certificates of deposit	61,852	2.66	25,015	2.78	26,847	5.51
Brokered and wholesale	466,469	2.02	63,170	2.99	—	—
Non-interest bearing deposits	13,069	—	4,367	—	5,217	—

Total deposits	$601,675	1.99%	$104,059	2.71%	$42,383	4.21%

      The following table presents as of December 31, 2003, certificates of deposit in amounts of $100,000 or more by their maturity (in thousands):

	4 Months	7 Months
3 Months	Through	Through	Over
or Less	6 Months	12 Months	12 Months	Total

$14,363	$18,385	$22,695	$43,466	$98,909

      Deposits for the year ended December 31, 2003 increased $1.1 billion to $1.3 billion, compared to $182.3 million at December 31, 2002. The increase is attributed to two main factors: the acquisitions of Jacksonville and Highland, which increased deposits by approximately $399.8 million and $72.9 million, respectively; and the increase in brokered and wholesale deposits by $561.6 million.

      We expect that brokered and wholesale deposits will remain a significant source of our deposit funding. Excluding the effects of the acquisitions of Jacksonville and Highland, our retail and commercial deposits increased by $37.0 million during the year ended December 31, 2003. This increase can be attributed to our competitive pricing and marketing strategies.

      Deposits at December 31, 2002 increased $137.6 million to $182.3 million, compared to $44.7 million at December 31, 2001. This increase is due to an increase of $124.1 million in wholesale and brokered deposits and an increase of $8.8 million in money market accounts.

      Borrowings. The following table shows certain information regarding our borrowings:

	December 31, 2003		December 31, 2002		December 31, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Federal Home Loan Bank Advances
Variable rate	$103,050	1.17%	$2,300	1.30%	$—	—
Fixed rate	610,069	2.10	60,500	2.75	—	—

	713,119	1.97%	62,800	2.70%	—	—
Maximum outstanding at any month-end	713,119		62,800		4,000
Average daily balance	399,204		18,658		307
Average interest rate	1.87%		2.89%		4.27%

      At December 31, 2003, our borrowings were $713.1 million, compared to $62.8 million at December 31, 2002. These increases in borrowings were utilized to fund part of our asset growth during this period. At

December 31, 2003, borrowings were 35.8% of our funding liabilities. These borrowings are collateralized by our single family mortgage portfolio and are expected to continue to be a significant part of our funding in the future. The bank had no borrowings at December 31, 2001.

      The following table shows the maturity or repricing of our borrowings at December 31, 2003:

		4 Months	7 Months	1 Year	Greater
	3 Months	Through	Through	Through	Than
	or Less	6 Months	12 Months	3 Years	3 Years	Total

	(In thousands)
Variable Rate	$103,105	$—	$—	$—	$—	$103,050
Fixed Rate	35,000	26,911	115,849	387,487	44,822	610,069

Total	$138,050	$26,911	$115,849	$387,487	$44,822	$713,119

Junior Subordinated Notes

      In November 2002, the company formed Franklin Bank Capital Trust I. The trust issued $20 million of variable rate trust preferred securities in a transaction exempt from the registration requirements of the Securities Act and invested the proceeds in variable rate junior subordinated notes issued by us. The rate on the junior notes resets quarterly, at a base rate of 3-month LIBOR plus 3.35%. We can redeem the junior notes at our option at par plus accrued unpaid interest beginning in November 2007. The junior notes mature in November 2032. The interest rate at December 31, 2003 was 4.53%.

      The variable rate junior notes expose us to changes in interest rates. In an effort to reduce the impact of interest rate changes on future income, we have entered into an interest rate swap agreement for a notional amount of $20 million, which has been designated as a cash flow hedge to effectively convert the junior notes to a fixed rate basis. Under this agreement, we receive the 3-month LIBOR rate, reset quarterly, in exchange for fixed rate interest payments at an interest rate of 3.425% over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the junior notes. The reclassification of amounts associated with the interest rate swap into the statement of operations is anticipated to occur through the maturity date of the interest rate swap agreement, which expires on November 15, 2007. The rate on the junior notes, after taking into account the interest rate swap, was 6.78% at December 31, 2003.

Credit Quality

Non-Performing Assets

      Non-performing assets are comprised of non-performing loans and real estate owned. At December 31, 2003, we had $6.4 million in non-performing assets. This is comprised of $5.6 million in loans that were 90 days or more delinquent in nonaccrual status, and $873,000 of real estate owned. This compares to $2.5 million in non-performing assets at December 31, 2002, comprised of $1.5 million in loans that were in nonaccrual status, and $958,000 of real estate owned. Non-performing assets acquired from Jacksonville totaled $1.4 million, which includes $995,000 of loans on nonaccrual status and $439,000 of real estate acquired through foreclosure.

      Loans are generally placed on nonaccrual status upon becoming 90 days past due as to interest or principal. Single family loans are placed in nonaccrual status after becoming three payments past due as to interest or principal. Generally, consumer loans that are not secured by real estate are placed in nonaccrual status when deemed uncollectible. Such loans are charged off when they reach 120 days past due.

      At the time a loan is placed in nonaccrual, the accrued but uncollected interest receivable is reversed and accounted for on a cash or recovery method thereafter, until qualifying for return to accrual status. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

      Additional interest income of $125,000, $127,000 and $38,000 would have been recorded for the years ended December 31, 2003, 2002 and 2001, respectively, had the loans been accruing according to their original terms. Interest income of $129,000, $47,000, and $1,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 2003, 2002 and 2001, respectively. On December 31, 2003 we had $5.6 million of loans on nonaccrual status, compared to $1.5 million and $800,000 on December 31, 2002 and 2001. There were no troubled debt restructurings or impaired loans, as defined by SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, at December 31, 2003 and 2002. At December 31, 2001 impaired loans totaled $208,000.

      Non-performing loans and real estate owned consisted of the following:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Non-performing loans
Single family mortgages	$4,018	$—	$—	$—	$—
Commercial	1,246	1,518	800	149	140
Consumer	298	—	—	—	—

Total nonperforming loans	5,562	1,518	800	149	140

Real estate owned
Single family mortgages	439	—	—	—	—
Commercial	434	958	—	—	—
Other	—	—	—	—	52

Total real estate owned	873	958	—	—	52

Total nonperforming assets	$6,435	$2,476	$800	$149	$192

      At December 31, 2003, we had $6.2 million in loans that were classified as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

Allowance for Credit Losses

      We establish an allowance for credit losses based on management’s periodic evaluation of the loan portfolio and consider such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies and the estimated value of the underlying collateral, if any. Single family mortgages and consumer loans are evaluated as a group. Residential construction, commercial real estate, commercial business, mortgage banker finance and multi-family loans are evaluated individually. The allowance for credit losses is based principally on the frequency and severity of losses for an asset class, the historical loss experience for the type of loan and the delinquency status.

      Our process for evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating information and fair value of the underlying collateral property; and second, a methodology for estimating general credit loss reserves. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, all estimated credit losses are recorded at the time the loan is classified.

      In order to facilitate the establishment of our general allowance for credit losses, we have established a risk grade classification system. This system grades loans based on credit and collateral support for each loan. The grades range from one, which represents the least possible risk to us, to eight, for doubtful loans. Each credit grade has a general minimum credit allowance factor established for each type of loan. In determining our credit allowance factors we utilized various studies, including the OTS historical charge-off percentages and the National Association of Home Builders study of construction lending charge-offs from 1990 to 2002. We use this general credit allowance factor in establishing our allowance for credit losses.

      For components of our loan portfolio that do not have homogeneous terms, such as construction and commercial loans, we establish the credit loss allowance through a systematic methodology whereby each loan is assigned a credit grade at origination. We establish the allowance for credit losses by using the credit allowance factor for the individual loan, based on the risk classification, and providing as the allowance for credit loss the product of the loan balance times the credit allowance factor over the initial twelve months of the loan’s term. For homogeneous loans, such as single family mortgages and consumer loans, we utilize the frequency and severity of losses for the asset class in determining the credit allowance factor. The allowance for credit losses is determined by multiplying the portfolio balance by the credit allowance factor for the portfolio and providing the resulting amount ratably over twelve months.

      When a borrower’s ability to repay a loan under the original terms is uncertain, our risk management committee or loan officer may downgrade the loan to a “classified” status. When a loan is classified, the credit allowance expected to be required on the loan that is in excess of the general allowance is immediately charged to operations. When available information confirms specific loans, or portions of those loans, to be uncollectible, such amounts are charged off against the allowance for credit losses.

      The banks risk management committee reviews on a quarterly basis the adequacy of the allowance for credit losses and reports its findings to the board of directors at its next scheduled meeting. The risk management committee is also responsible for approving upgrades to a loan’s grade.

      The allowance for credit losses at December 31, 2003 was $4.9 million, or 0.27% of total loans outstanding, an increase of $3.7 million from December 31, 2002. The increase in the allowance for credit losses is primarily due to the acquisitions of Jacksonville and Highland. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

      The following table allocates the allowance for credit losses based on management’s judgment of potential losses in the respective areas based on our systematic method. While management has allocated the allowance to various portfolios, the allowance for credit losses is general and is available for the portfolio in its entirety.

	December 31, 2003

		% to Total
		Loans by
	Amount	Category

	(In thousands)
Single family mortgages	$2,151	83.19%
Mortgage banker finance	1	0.22
Residential construction	869	9.58
Commercial real estate	456	2.20
Commercial business	521	0.50
Multi-family	66	0.35
Consumer	786	3.96

Total	$4,850	100.00%

Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations

      The following table sets forth our significant contractual obligations as of December 31, 2003:

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
FHLB advances	$713,119	$183,810	$484,487	$44,822	$—
Junior subordinated notes(1)	20,000	—	—	20,000	—
Operating leases	1,450	636	779	35	—

Total contractual cash obligations	$734,569	$184,446	$485,266	$64,857	$—

(1)	We can redeem the junior subordinated notes at our option at par plus accrued unpaid interest beginning in November 2007. The notes mature in November 2032.

      The following table sets forth our other significant commitments as of December 31, 2003:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			After
Other Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Residential construction, mortgage-banker finance, commercial and consumer lines of credit	$170,983	$123,329	$47,654	$—	$—
Interest rate lock commitments(1)	14,616	14,616	—	—	—
Letters of credit	6,690	6,690	—	—	—

Total other commitments	$192,289	$144,635	$47,654	$—	$—

(1)	Adjusted for estimated commitments expected to expire prior to the closing of the mortgage loan.

      We are a party to an interest rate swap agreement whereby we receive a floating rate of interest in exchange for fixed interest rate payments, without an exchange of the underlying principal amounts. The net amount of cash owed or received depends on changes in market interest rates. The interest rate swaps mature in November 2007.

      At December 31, 2003, we had commitments to purchase $64.8 million of single family loans. We had no obligations to purchase mortgage-backed securities at December 31, 2003.

Capital Resources

      Federally insured, state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally are as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis. For an insured institution to be considered “well capitalized,” it must maintain a minimum leverage ratio of 5% and a minimum risk-based capital ratio of 10%, of which at least 6% must be Tier 1 capital.

      The following table presents the bank’s regulatory capital and the regulatory capital requirements at December 31, 2003:

	Well
	Capitalized	Actual

Tier 1 leverage capital ratio	5.00%	11.91%
Tier 1 risk-based capital ratio	6.00%	16.27%
Total risk-based capital	10.00%	16.70%

      The bank’s regulatory capital at December 31, 2003 was in excess of the “well capitalized” levels. See “Regulation and Supervision” for a discussion of the regulatory capital requirements for federally insured, state-chartered banks.

Liquidity

      Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity management is guided by policies developed and monitored by the bank’s asset/liability committee, which is comprised of members of our senior management. These policies take into account the marketability of assets, the sources and stability of funding and the amount of loan commitments. For the years ended December 31, 2003 and 2002, a significant source of funding has been from our deposits, both community banking and brokered.

      Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At December 31, 2003, our borrowings from the FHLB were $713.1 million and our additional borrowing capacity was approximately $411.8 million. At December 31, 2003, we had no securities sold under agreement to repurchase.

      We are a holding company without any significant assets other than our equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At December 31, 2003, we had approximately $25.2 million in available cash and the bank had the ability to pay approximately $5.0 million in dividends to us without prior regulatory approval.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market prices and rates. The primary market risk that we are exposed to is interest rate risk inherent in our lending, deposit taking and borrowing activities. Substantially all of our interest rate risk arises from these activities entered into for purposes other than trading.

      The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates. Asset/liability management is governed by a policy approved annually by our board of directors. Our board of directors has delegated the oversight of the administration to the bank’s asset/liability committee. The overall interest rate risk position and strategies are reviewed by executive management and the bank’s board of directors on an ongoing basis.

Interest Rate Risk Management

      The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

      The asset/liability committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of risk within the guidelines approved by the board of directors, the asset/liability committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The asset/liability committee meets regularly to review the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and the maturities of investments and borrowings. Additionally, the asset/liability committee reviews liquidity, cash flow flexibility, maturities of deposits, consumer and commercial deposit activity, current market conditions, and interest rates both on a local and national level.

      We use various asset/liability strategies to manage the interest rate sensitivity of our assets and liabilities to ensure that our exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. These strategies include adjusting the terms and pricing of our loans, deposits and borrowings and managing the deployments of our securities and short term assets to reduce or increase the mismatches in interest rate re-pricing. When appropriate, our management may utilize instruments such as interest rate swaps, floors and caps to hedge our interest rate position. As of December 31, 2003, we had entered into an interest swap to adjust the re-pricing characteristics of our junior notes from a floating rate to a fixed rate.

      We also manage the risks associated with our mortgage warehouse and pipeline. Our mortgage warehouse consists of fixed-rate single family mortgage loans that are to be sold in the secondary market. Our pipeline consists of commitments to originate single family mortgage loans, both fixed and adjustable rate. The fixed rate loans in the pipeline will be sold in the secondary market. The risk associated with the pipeline is the potential for changes in interest rates on these types of loans from the time the customer locks in the rate on the loan and the time we sell the loan in the secondary market. To manage this risk, we enter into forward sales agreements to protect us from rising interest rates. On a forward sales agreement the sales price and delivery date are established at the time the agreement is entered into. In determining the amount of forward commitments to enter into, we consider the amount of loans with interest rate locks, the level of current market rates for similar products and the amount of commitments that are not expected to close before the expiration of the rate lock.

      One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Our one year cumulative interest rate gap position at December 31, 2003 was a negative gap of $277.7 million, or 12.3%, of total assets. This is a one-day position which is continually changing and is not necessarily indicative of our position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate moves. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or re-pricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates, our assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase our negative gap position. Conversely, during a period of falling interest rates, our assets would tend to prepay faster than expected thus decreasing the negative gap.

Interest Rate Sensitivity

      We use interest management contracts as tools to manage our interest rate risk. The following table summarizes the key contractual terms associated with these contracts:

	December 31, 2003

	Maturity Range

	Fair	Notional							After
	Value	Amount	2004	2005	2006	2007	2008	2009	2009

	(Dollars in thousands)
Interest Rate Risk Management Contracts:
Asset/ Liability Management
Pay-fixed swaps:	$(236)
Contractual maturity		20,000	—	—	—	20,000	—	—	—
Pay rate		3.425%				3.425%
Receive rate		1.180
Forward sales commitments:	$(27)
Contractual maturity		9.0	9.0	—	—	—	—	—	—
Weighted average price		101.610	101.610

	December 31, 2002

	Maturity Range

	Fair	Notional							After
	Value	Amount	2003	2004	2005	2006	2007	2008	2008

	(Dollars in thousands)
Interest Rate Risk Management Contracts:
Asset/ Liability Management
Pay-fixed swaps:	$(314)
Contractual maturity		20,000	—	—	—	—	20,000	—	—
Pay rate		3.425%					3.425%
Receive rate		1.110%
Forward sales commitments:	—
Contractual maturity		—
Weighted average price		—

      The following table represents the expected repricing characteristics of our assets and liabilities at December 31, 2003, utilizing the assumptions noted below:

	Amounts Maturing or Repricing in

	Less Than	One Year
	Three	(But More Than	1 to	Over	Non-Rate
	Months	Three Months)	5 Years	5 Years	Sensitive	Total

	(Dollars in thousands)
ASSETS
Residential construction, consumer and commercial loans(1)	$161,170	$5,553	$40,973	$76,171	$(1,051)	$282,816
Adjustable-rate mortgage loans and mortgage-backed securities(1)(2)	273,477	252,130	821,682	—	14,216	1,361,505
Fixed-rate mortgage loans and mortgage-backed securities(1)	23,194	68,468	151,421	106,442	—	349,525
Cash and investment securities	131,660	39,000	—	—	436	171,096
Other assets	5,732	—	—	—	80,626	86,358

Total assets	$595,233	$365,151	$1,014,076	$182,613	$94,227	$2,251,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Certificate of deposits	$230,031	$569,625	$209,195	$3,611	$77	$1,012,539
Money Market and savings(3)	29,871	89,613	29,871			149,355
Checking(3)	8,081	20,609	69,252			97,942

Total deposits	267,983	679,847	308,318	3,611	77	1,259,836
Federal Home Loan Bank advances	88,050	192,760	432,309			713,119
Junior subordinated notes			20,135			20,135
Other liabilities	9,482				3,291	12,773
Stockholders’ equity					245,437	245,437

Total liabilities and stockholders’ equity	$365,515	$872,607	$760,762	$3,611	$248,805	$2,251,300

Period gap	$229,718	$(507,456)	$253,314	$179,002	$(154,578)	$—

Cumulative gap	$229,718	$(277,738)	$(24,424)	$154,578	$—

Cumulative gap as a percentage of total assets	10.20%	(12.34)%	(1.08)%	6.87%

(1)	Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.

(2)	Includes mortgage warehouse loans held for sale

(3)	Based on projected decay rates and/or repricing.

      To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At December 31, 2003, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment. At December 31, 2003, our net interest income exposure was within the guidelines established by our board of directors.

      The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage
Interest Rate Scenario	Interest Income	Change from Base

	(In thousands)
Up 200 basis points	$46,856	2.68%
Up 100 basis points	46,492	1.88
Base	45,632	—
Down 100 basis points	$45,008	(1.37)

      We also measure the impact of market interest rate changes on the net present value of our assets and liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. At December 31, 2003, we used a simulation model to analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment. At December 31, 2003, our net interest income exposure was within the guidelines established by our board of directors.

      The following table indicates changes to the market value of our equity as a result of the interest rate movements described above:

	Market	Percentage
Interest Rate Scenario	Value	Change from Base

	(In thousands)
Up 200 basis points	$215,291	(18.48)%
Up 100 basis points	238,454	(9.71)
Base	264,085	—
Down 100 basis points	$292,184	10.64

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of interest rate, asset prepayments, deposit decay and changes in re-pricing levels of deposits to general market rates, and should not be relied upon as indicative of actual results. Further, the computations do not take into account any actions that we may undertake in response to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

Management’s Report Regarding Responsibility for Financial Reporting

To the Shareholders of

Franklin Bank Corp.:

      The management of Franklin Bank Corp. is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      In meeting its responsibility both for the integrity and fairness of these financial statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, that assets are safeguarded and that proper and reliable records are maintained.

      The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls should not exceed the related benefits. As an integral part of the system of internal controls, Franklin Bank Corp. maintains an internal audit function, which monitors compliance with and evaluates the effectiveness of the system of internal controls.

      The Audit Committee of Franklin Bank Corp.’s board of directors, is composed of at least three directors who meet the independence requirement of the Nasdaq National Market and the federal securities laws and one director who qualifies as an audit committee financial expert. Our Audit Committee is appointed by our board of directors to assist the board in monitoring the integrity of our financial statements, our independent auditor’s qualifications and independence, the performance of our audit function and independent auditors, and our compliance with legal and regulatory requirements. Our internal auditors and independent auditors report directly to the audit committee.

/s/ ANTHONY J. NOCELLA	/s/ RUSSELL MCCANN

Anthony J. Nocella	Russell McCann
President and Chief	Chief Financial Officer
Executive Officer	and Treasurer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Franklin Bank Corp.

Houston, Texas

      We have audited the accompanying consolidated balance sheets of Franklin Bank Corp. and subsidiary (the “company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Franklin Bank Corp. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

March 9, 2004

Houston, Texas

FRANKLIN BANK CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$47,064	$18,675
Securities available for sale, at fair value (amortized cost of $91.5 million at December 31, 2003)	91,168	—
Federal Home Loan Bank stock and other investments, at cost	32,866	3,163
Mortgage-backed securities available for sale, at fair value (amortized cost of $177.5 million at December 31, 2003 and $22.3 million at December 31, 2002)	177,572	22,924
Loans held for sale	114,472	756
Loans held for investment (net of allowance for credit losses of $4.9 million at December 31, 2003 and $1.1 million at December 31, 2002)	1,698,644	306,404
Goodwill	54,377	7,790
Other intangible assets, net of amortization	3,705	1,316
Premises and equipment, net	9,381	464
Real estate owned	1,789	958
Other assets	20,262	3,231

TOTAL ASSETS	$2,251,300	$365,681

LIABILITIES
Deposits	$1,259,843	$182,334
Federal Home Loan Bank advances	713,119	62,800
Junior subordinated notes	20,135	20,007
Other liabilities	12,765	3,133

Total liabilities	2,005,862	268,274
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 21,225,263 shares issued and outstanding at December 31, 2003 and 30,000,000 shares authorized and 8,000,000 issued and outstanding at December 31, 2002	212	80
Class B, $0.01 par value, 5,000,000 shares authorized and 2,353,320 shares issued and outstanding at December 31, 2002	—	24
Additional paid-in capital	243,089	97,863
Retained earnings (deficit)	2,418	(780)
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	(125)	427
Cash flow hedges, net	(156)	(207)

Total stockholders’ equity	245,438	97,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,251,300	$365,681

See notes to the consolidated financial statements

FRANKLIN BANK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002

	(Dollars in thousands except
	per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$1,564	$427
Mortgage-backed securities	1,356	861
Loans	37,473	5,158

Total interest income	40,393	6,446

INTEREST EXPENSE
Deposits	11,995	2,820
Federal Home Loan Bank advances	7,455	536
Junior subordinated notes	1,473	193
Other	35	4

Total interest expense	20,958	3,553

Net interest income	19,435	2,893
PROVISION FOR CREDIT LOSSES	1,004	152

Net interest income after provision for credit losses	18,431	2,741

NON-INTEREST INCOME
Gain on sale of single family loans	2,072	—
Loan fee income	1,146	125
Gain on sale of securities	859	191
Deposit fees and charges	191	84
Other	502	53

Total non-interest income	4,770	453

NON-INTEREST EXPENSE
Salaries and benefits	9,101	1,963
Occupancy	1,667	381
Data processing	1,349	326
Professional fees	1,641	498
Professional fees — related parties	1,453	150
Core deposit amortization	(145)	263
Other	3,161	617

Total non-interest expense	18,227	4,198

Income (loss) before taxes	4,974	(1,004)
INCOME TAX EXPENSE (BENEFIT)	1,776	(278)

NET INCOME (LOSS)	$3,198	$(726)

Net income (loss) per common share
Basic	$0.30	$(0.24)
Diluted	$0.29	$(0.24)
Basic weighted average number of common shares outstanding	10,825,757	2,984,403
Diluted weighted average number of common shares outstanding	10,851,137	2,984,403

See notes to the consolidated financial statements

FRANKLIN BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock						Other
							Comprehensive
							Income-
	Class A		Class B		Additional	Retained	Unrealized	Total
					Paid-in	Earnings	Gains	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Losses)	Equity

	(Dollars in thousands)
BALANCE AT JANUARY 1, 2002	20,000	$1	—	$—	$200	$(54)	$—	$147
Issuance of common stock	10,333,320	103	—	—	103,230	—	—	103,333
Issuance costs	—	—	—	—	(5,567)	—	—	(5,567)
Conversion of shares	(2,353,320)	(24)	2,353,320	24	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(726)	—	(726)
Change in unrealized gains on securities available-for-sale, net of tax of $284	—	—	—	—	—	—	551	551
Reclassification adjustment, net of tax of $(64)	—	—	—	—	—	—	(124)	(124)
Change in cash flow hedges, net of tax of $(107)	—	—	—	—	—	—	(207)	(207)

Total comprehensive income (loss)	—	—	—	—	—	(726)	220	(506)

BALANCE AT DECEMBER 31, 2002	8,000,000	80	2,353,320	24	97,863	(780)	220	97,407

Issuance of common stock	10,871,943	107	—	—	156,320	—	—	156,427
Issuance costs	—	—	—	—	(12,114)	—	—	(12,114)
Conversion of shares	2,353,320	24	(2,353,320)	(24)	—	—	—	—
Non-employee stock based compensation	—	1	—	—	1,020	—	—	1,021
Comprehensive income (loss)
Net income	—	—	—	—	—	3,198	—	3,198
Change in unrealized gains on securities available-for-sale, net of tax of $7	—	—	—	—	—	—	15	15
Reclassification adjustment, net of tax of $(292)	—	—	—	—	—	—	(567)	(567)
Change in cash flow hedges, net of tax of $27	—	—	—	—	—	—	51	51

Total comprehensive income (loss)	—	—	—	—	—	3,198	(501)	2,697

BALANCE AT DECEMBER 31, 2003	21,225,263	$212	—	$—	$243,089	$2,418	$(281)	$245,438

See notes to the consolidated financial statements

FRANKLIN BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,198	$(726)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Provision for credit losses	1,004	152
Net gain on sale of mortgage-backed securities and loans	(2,931)	(191)
Depreciation and amortization	1,002	794
Federal Home Loan Bank stock dividends	(429)	(27)
Fundings of loans held for sale	(293,384)	(1,195)
Proceeds from sale of loans held for sale	150,829	433
Change in interest receivable	(4,114)	(1,244)
Change in other assets	15,762	(1,722)
Change in other liabilities	4,566	2,326

Net cash provided (used) by operating activities	(124,497)	(1,400)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Franklin Bank, S.S.B	—	(1,351)
Purchase of Highland Lakes Bank	(15,927)	—
Purchase of Jacksonville Savings Bank	(68,092)	—
Cash and cash equivalents acquired from Franklin Bank, S.S.B	—	7,124
Cash and cash equivalents acquired from Highland	14,105	—
Cash and cash equivalents acquired from Jacksonville	13,650	—
Fundings of loans held for investment	(226,725)	(16,282)
Proceeds from principal repayments of loans held for investment	562,543	54,454
Proceeds from principal repayments of mortgage-backed securities	24,725	3,858
Proceeds from sales and maturities of securities	71,179	11,849
Proceeds from sale of real estate owned	1,264	61
Purchases of loans held for investment	(1,408,554)	(308,681)
Change in loans held for investment	6,631	244
Purchases of securities	(114,230)	(34,072)
Purchases of Federal Home Loan Bank stock and other securities	(79,454)	(2,919)
Purchases of premises and equipment	(779)	(299)

Net cash used by investing activities	(1,219,664)	(286,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	613,001	135,108
Proceeds from Federal Home Loan Bank advances	655,375	62,800
Repayment of Federal Home Loan Bank advances	(36,825)	—
Proceeds from issuance of notes payable	—	130
Repayment of notes payable	(19)	(380)
Proceeds from issuance of junior subordinated notes	—	19,374
Proceeds from public offering of common stock	152,366	—
Payment of common stock issuance costs	(11,348)	88,973

Net cash provided by financing activities	1,372,550	306,005

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,389	18,591
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,675	84

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,064	$18,675

Supplemental disclosures of cash flow information
Cash paid for interest	$16,332	$1,840
Noncash investing activities
Real estate owned acquired through foreclosure	$873	$958
Noncash financing activities
Issuance of common stock for Highland acquisition	2,700	—

See notes to consolidated financial statements

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003 and 2002

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation

      Franklin Bank Corp., formerly BK2 Inc. (the “parent company”), is a Texas-based savings and loan holding company that offers mortgage banking, commercial banking and community banking products through its subsidiary, Franklin Bank (the “bank”). As of December 31, 2003, in addition to our corporate office in Houston, Texas, where we provide many of our banking services, we had thirteen full service banking branches in Texas, two regional construction lending offices in Florida and Arizona, 34 retail mortgage offices in 16 states throughout the United States, and a regional wholesale mortgage origination office.

      Franklin Bank Corp. was formed in August, 2001 for the purpose of acquiring all of the outstanding capital stock of the bank. The parent company was funded by the sale of $200,000 of common stock and the issuance of $250,000 of notes payable. Through December 31, 2001, there were no operations other than start up activities. At December 31, 2001, the company had assets of $403,000, which was primarily comprised of cash and capitalized costs directly associated with the acquisition. The acquisition of the bank was completed on April 9, 2002, and the notes payable were paid in full. On April 30, 2003, the company closed its second acquisition, Highland Lakes Bancshares Corporation (“Highland”), located in Kingsland, Texas. On December 30, 2003 the company completed its acquisition of Jacksonville Bancorp, Inc. (“Jacksonville”), located in and around Tyler, Texas. Each of these acquisitions were accounted for as purchases in accordance with SFAS No. 141 “Business Combinations.”

      The accompanying consolidated financial statements include the accounts of the parent company, a subsidiary of the parent company and the bank (collectively known as the “company”). The consolidated statements of operations and cash flows for the year ended December 31, 2003 include activity for Highland beginning May 1, 2003. The consolidated statements of operations and cash flows for the year ended December 31, 2002, include activity for the bank beginning April 10, 2002. All significant intercompany accounts have been eliminated in consolidation. The majority of the company’s assets and operations are derived from the bank.

      Certain reclassifications have been made to the December 31, 2002 financial statements to conform to the December 31, 2003 presentation.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

      Cash and cash equivalents are comprised of amounts due from depository institutions and interest-bearing deposits in other banks.

Federal Home Loan Bank Stock and Other Investments

      Federal Home Loan Bank stock is carried at cost and can only be sold back to the Federal Home Loan Bank at par value or to other member banks. Dividends are included in interest income on the consolidated statement of operations. Other investments are comprised of equity investments in other institutions, which include Texas Independent Bank, that can only be sold to back to Texas Independent Bank

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a formula basis and is carried at cost and Federal Agriculture Mortgage Corporation, whose book value approximates market.

Securities

      Debt, equity and mutual fund securities, including mortgage-backed securities, are classified into one of three categories: held to maturity, available for sale or trading.

      Trading account assets are carried at fair value, with any realized or unrealized gains or losses recognized in current operations. Trading account assets are those that are actively and frequently bought and sold with the objective of generating income on short-term changes in price.

      Securities that the company would have the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in the tax law or statutory or regulatory requirements), securities may be sold or transferred to another portfolio.

      Declines in fair value of individual held-to-maturity securities below their amortized cost that would be other than temporary may result in write-downs of the individual securities to their fair values and would be included in the statement of operations as realized losses.

      Securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are carried at fair value with any unrealized gains or losses reported net of tax as other comprehensive income in stockholders’ equity until realized. The specific identification method of accounting is used to calculate gains or losses on the sales of these assets.

      Premiums and discounts are recognized to income using the level yield method, adjusted for prepayments as necessary.

Loans Held for Sale

      Loans held for sale include originated and purchased single-family mortgage loans intended for sale in the secondary market. The company enters into forward sales agreements to manage the risk of changing interest rates on loans held for sale. Loans held for sale that are not effectively hedged with forward sales agreements are carried at the lower of cost or market value. Market value is determined based on quoted market prices. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains and losses on loan sales are recognized at the time of sale and are determined using the specific identification method.

Loans Held for Investment

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for premiums, discounts, charge-offs, the allowance for credit losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the level yield method.

Nonaccrual, Past Due and Restructured Loans

      Loans are normally placed on nonaccrual status by management when the payment of interest or principal on a loan is delinquent 90 days or more, or earlier in some cases when the collection of interest or principal is doubtful.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When a loan is placed on nonaccrual status, interest accrued and uncollected is reversed by a charge to current operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as a recovery of loan interest. Nonaccrual loans are returned to accrual status when the loan becomes current and the borrower demonstrates the ability to repay the loan.

      Restructured loans are those loans for which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Impaired Loans

      Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures,” states that a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single-family residential and consumer loans, are excluded from the scope of SFAS No. 114. These loans, however, are considered when determining the adequacy of the allowance for credit losses.

      Impaired loans are identified and measured in conjunction with management’s review of nonperforming loans, classified assets and the allowance for credit losses. Impairment of large non-homogeneous loans is measured one of three ways: discounting estimated future cash flows, the loan’s market price or the fair value of the collateral, if the loan is collateral-dependent. If the measurement of the loan is less than the book value of the loan, excluding any allowance for credit losses and including accrued interest, then the impairment is recognized by a charge to operations or an allocation of the allowance for credit losses.

Allowance for Credit Losses

      We maintain our allowance for credit losses at the amount estimated by management to be sufficient to absorb probable losses based on available information. Our estimates of credit losses meet the criteria for accrual of loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” as amended by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” When analyzing the appropriateness of the allowance for credit losses we segment the loan portfolio into as many components as practical, each of which will normally have similar characteristics, such as risk classification, delinquency statistics, type of loan, industry, location of collateral property, loan-to-value ratios or type of collateral. The process of evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating financial information and fair value of the underlying collateral property and second, a methodology for estimating general loan loss reserves. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, we record all estimated credit losses at the time the loan is classified. For components of the loan portfolio that are not homogenous, such as construction and commercial loans, and are not classified, we establish the credit loss allowance based on a credit grade that is assigned to the loan at origination on a formula basis and provide for these over the first year of the loan. For homogenous loans, such as single-family mortgage and consumer loans, we utilize the frequency and severity of losses for the asset class and the delinquency status. When available information confirms specific loans, or portions of those loans, to be uncollectible, we charge off those amounts against the allowance for credit losses. Even after loans are charged-off, we continue reasonable collection efforts until the potential for recovery is exhausted.

      Estimates of credit losses involve an exercise of judgment. While it is possible that in the near term the bank may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowance for credit losses is adequate to absorb losses which may exist in the current loan portfolio.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of Single Family Loans

      Gains and losses on loan sales are recognized at the time of sale and are determined using the specific identification method. At the time of sale, control over the assets are transferred to the purchaser and all rights and beneficial interests in the transferred assets are relinquished by the bank and its creditors to the purchaser. The bank is not entitled or obligated to repurchase or redeem sold loans prior to their maturity except under general representations and warranties included in the sales agreement, whereby the bank may be required to repurchase certain loans if they do not meet certain conditions specified in the sales agreement. Typically, when loans are sold, the associated servicing rights are released with the principal of the loan and any other retainable interests. Servicing rights that are retained are included in other intangible assets on the balance sheet.

      The company did not sell any loans to related or affiliated parties during the years ended December 31, 2003 or 2002.

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired, adjusted for core deposit premiums, which are included in intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be evaluated for impairment at least annually. Goodwill will be tested for impairment using quoted market and a discounted cash flow model to determine if the fair value of our assets, net of liabilities, exceeds the carrying amount. If the fair value of our net assets is determined to be less than the carrying amount, goodwill will be written down through a charge to operations.

Other intangible assets

      Other intangible assets are made up of core deposit premiums paid and mortgage servicing rights. The core deposit premiums are amortized on an accelerated basis over the estimated lives of the deposit relationships acquired.

      Mortgage servicing rights are created when the company sells loans and retains the right to service the loans. When servicing assets are retained in connection with the sale of loans they are allocated at their previous carrying amount based on relative fair values at the date of sale. Servicing rights are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are secured by single family properties, and is included in loan fee income on the consolidated statements of operations. The amortization of servicing rights is periodically evaluated and adjusted, if necessary, to reflect changes in prepayment rates or other related factors.

      Servicing assets are periodically evaluated for impairment based on their fair value. The fair value of servicing assets is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in estimating future servicing income and expense, including assumptions about prepayment, default and interest rates. For purposes of measuring impairment, the loans underlying the servicing assets are stratified by type (conventional fixed rate, conventional adjustable rate, and government), interest rate, date of origination and term. Impairment is measured by the amount the book value of the servicing rights exceeds their fair value. Impairment, if any, is recognized through a valuation allowance and a charge to current operations.

Premises and Equipment

      Land is carried at cost. Buildings, furniture, fixtures and equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed using the

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining life of the original lease term or remaining lease renewal period.

Real Estate Owned (“REO”)

      Real estate acquired through foreclosure is recorded at fair value less estimated costs to sell at the time of foreclosure. Declines in a property’s fair value subsequent to foreclosure would be charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for REO losses are included in current operations in non-interest expense in the consolidated statement of operations.

      Investment in real estate is recorded at cost. Costs related to development and improvement of property are capitalized, whereas costs relating to holding property are expensed to current operations.

Federal Income Taxes

      The parent company and its subsidiaries file a consolidated tax return. Each entity within the consolidated group computes its tax on a separate-company basis, and the results are combined for purposes of preparing the consolidated financial statements. Deferred tax assets and liabilities are recognized for the estimated tax consequences due to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      Realization of net deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Earnings Per Common Share

      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

Stock-Based Compensation

      The company measures its employee stock-based compensation using the intrinsic value based method of accounting under the provisions of AICPA Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost has been recognized for the company’s stock options. Pro-forma information regarding net income is required under SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if the company accounted for its employee stock-option plans under the fair value method of SFAS No. 123. The fair value of options at the date of grant was estimated using a Black-Scholes option-pricing model, which requires use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics, and changes in the subjective input assumptions can materially affect the fair-value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the employee stock options. The following table shows the pro forma amounts attributable to stock-based employee compensation cost for the periods presented (dollars in thousands except per share data):

	Years Ended
	December 31,

	2003	2002

Net income (loss) as reported	$3,198	$(726)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	899	—
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards granted, net of tax	(1,305)	(201)

Pro forma net income (loss)	$2,792	$(927)

Common share data:
Basic earnings (loss) per share
As reported	$0.30	$(0.24)
Pro forma	0.26	(0.31)
Diluted earnings (loss) per share
As reported	0.29	(0.24)
Pro forma	0.25	(0.31)

Derivatives and Hedging Activities

      The company enters into derivative contracts in order to hedge the risk of market interest rate changes on certain assets and liabilities and other firm commitments. On the date a derivative contract is entered into, it is designated as either a fair-value hedge or a cash-flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” A fair value hedge hedges exposure to changes in the fair value of an asset, liability or firm commitment due to their fixed rate terms. Changes in the fair value of the hedging instrument are included in current operations and are offset by changes in the fair value of the hedged item. The net effect resulting from the ineffective portion of a hedging instrument is reflected in earnings. A cash flow hedge hedges exposure to the variability in cash flows associated with an existing recognized asset or liability or a forecasted transaction due to their variable terms. The effective portion of changes in the fair value of the hedging instrument is included in accumulated other comprehensive income and is subsequently reclassified into earnings as the hedged item impacts earnings. Any ineffective portion is recognized in current operations.

      In connection with our mortgage banking activities, we enter into interest rate lock commitments with loan applicants, whereby the interest rate on the loan is guaranteed for a certain period of time while the application is in the approval process. In accordance with SFAS No. 133, interest-rate lock commitments are derivative financial instruments, and changes in their fair value are required to be reported in current earnings. The fair value of interest rate lock commitments is determined as of the date the interest rate is locked and is based on the estimated fair value of the underlying mortgage loans, including the value of the servicing. Generally, the change in the value of the underlying mortgages is based on quoted market prices of publicly traded mortgage-backed securities. Management estimates the amount of loans expected to close by applying a fall-out ratio for commitments that are expected to expire. This estimate is based on the historical data for loans with similar characteristics as well as current market conditions. We record changes in the fair value as gains on sales of single family loans in the consolidated statement of operations.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statement of operations.

      The company entered into an interest rate swap agreement in order to hedge the variable rate junior subordinated notes. These swaps qualify as cash flow hedges in accordance with SFAS No. 133. Hence, the swaps are included in the balance sheet at market value and changes in market value are included, net of tax, as a component of “other comprehensive income” in the statement of stockholders’ equity.

Off-Balance Sheet Financial Instruments

      The company has entered into certain off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when funded.

Recent Accounting Standards

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as of April 2002. This statement rescinds SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishment of Debt Made to Satisfy Sinking-Fund Retirements”, respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement also amends SFAS No. 13, “Accounting for Leases”, to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, this Statement makes various technical corrections to existing pronouncements that are not considered substantive. The company adopted this statement for the year ended December 31, 2003 and such adoption did not have a material impact on the company’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The company adopted this statement for the year ended December 31, 2003 and such adoption did not have a material impact on the company’s financial position, results of operations or cash flows.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, except transactions between two or more mutual enterprises. The implementation of this standard in 2002 did not have a material impact on the company’s financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require the inclusion in the financial statements and the method of accounting for stock-based employee compensation and the effect of the method on reported results. The implementation of this statement in 2002 did not have a material impact on the company’s financial position, results of operations or cash flows.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, and amends the definition of an underlying investment to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This statement is effective for contracts entered into or modified after June 30, 2003. The provisions of this statement should be applied prospectively. The implementation of this statement did not have a material impact on the company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first fiscal period after June 15, 2003. In October 2003, the FASB deferred the provisions of FAS 150 that relate to mandatorily redeemable non-controlling interests. These provisions may be considered in a future FASB pronouncement. The adoption of SFAS 150 did not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.

      In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were implemented in the company’s financial statements for the year ended December 31, 2002. Implementation of FIN 45 did not have a material impact on the company’s financial position, results of operations or cash flows.

2.	Acquisitions

      On April 9, 2002, the parent company acquired Franklin Bank, a Texas state savings bank located in Austin, Texas, which engaged in traditional community banking activities. On April 30, 2003, the company merged with Highland located in Kingsland, Texas. On December 30, 2003, the company completed its acquisition of Jacksonville, located in and around Tyler, Texas. These acquisitions were accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested at least annually for impairment. The core deposit intangibles are being amortized on an accelerated basis over the estimated lives of the underlying deposit relationships acquired. The goodwill related to the Franklin and Jacksonville acquisitions are not deductible for tax purposes. The goodwill related to the Highland acquisition is deductible for tax purposes. The consolidated financial statements include the operating results for Highland beginning May 1, 2003.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of tangible assets acquired and liabilities assumed related to the Jacksonville, Highland and the Franklin acquisitions were as follows (in thousands):

	Jacksonville	Highland	Franklin

Cash and cash equivalents(A)	$13,650	$14,105	$7,124
MBS, securities and other investments	153,809	41,424	4,065
Loans	277,078	19,550	37,736
Other assets	23,062	8,528	685

Total assets acquired	467,599	83,607	49,610

Deposits(A), (B)	399,751	72,881	47,252
Other liabilities	35,986	2,721	390

Total liabilities assumed	435,737	75,602	47,642

Net tangible assets acquired	$31,862	$8,005	$1,968

(A)	Excludes $11.7 million capital infusion made to Franklin by the parent company on April 10, 2002 that was on deposit at the bank on April 9, 2002.

(B)	Includes purchase adjustments on certificates of deposits totaling $3.8 million, $1.4 million and $142,000 for Jacksonville, Highland and Franklin, respectively. The certificates of deposit acquired were marked to market value at the acquisition date for certificates of deposit with similar remaining maturities.

      The purchase price for Jacksonville, Highland and Franklin were allocated as follows (in thousands):

	Jacksonville		Highland		Franklin

	Amortization		Amortization		Amortization
	Period	Amount	Period	Amount	Period	Amount

Net tangible assets	N/A	$31,862	N/A	$8,005	N/A	$1,968
Core deposit premium	84 months	2,000	120 months	556	84 months	204
Goodwill	N/A	35,289	N/A	10,066	N/A	9,022

		$69,151		$18,627		$11,194

      Included in the purchase price allocations are direct acquisition costs totaling $1.4 million for Jacksonville, $1.0 million for Highland and $905,000 for Franklin.

      The allocation of the purchase price of Jacksonville and Highland at December 31, 2003 is preliminary. These amounts will be finalized as certain valuations and information are available in order to make a definitive allocation.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Securities

      The amortized cost and estimated fair value of securities are as follows (in thousands):

	December 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Federal Home Loan Bank stock	32,429	—	—	32,429
Mutual fund investment	51,295	—	(308)	50,987
U.S. Agency securities	38,888	—	—	38,888
U.S. Treasury securities	1,294	—	(1)	1,293
Other equity securities	437	—	—	437

Total Federal Home Loan Bank stock and other investments	124,343	—	(309)	124,034

	$301,795	$217	$(406)	$301,606

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities
Mortgage-backed securities:
Agency fixed rate	$11,119	$493	$(1)	$11,611
Agency adjustable rate	11,158	155	—	11,313

Total mortgage-backed securities	22,277	648	(1)	22,924

Federal Home Loan Bank stock	3,152	—	—	3,152
Other equity securities	11	—	—	11

Total Federal Home Loan Bank stock and other investments	3,163	—	—	3,163

	$25,440	$648	$(1)	$26,087

      There were no securities held-to-maturity at December 31, 2003 or 2002.

      During the year ended December 31, 2003 the company had gains of $728,000 on sales of mortgage-backed securities totaling $36.2 million and an $111,000 gain on the sale of a $10.0 million U.S. Treasury security. During the year ended December 31, 2002, the company sold mortgage-backed securities totaling $11.7 million for a gain of $187,000. Purchases of mortgage-backed securities totaled $104.2 million and $34.1 million during the years ended December 31, 2003 and 2002, respectively. Mortgage-backed securities acquired from Jacksonville totaled $111.3 million and securities, FHLB stock and other investments acquired from Jacksonville totaled $42.5 million.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeds 10% of consolidated stockholders’ equity at December 31, 2003 or 2002, except for FHLB stock, which is a required investment, and the mutual fund security investment, in which we look at the underlying investments in the fund which is primarily comprised of adjustable-rate mortgage-backed securities issued by a U.S. Government agency or are rated in the highest category by Moody’s Investor Service or Standard & Poor’s.

      Securities outstanding at December 31, 2003 are scheduled to mature as follows (dollars in thousands):

	December 31, 2003

	Available-for-Sale

			Period-End
			Weighted
	Amortized	Fair	Average
	Cost	Value	Rates

Due in one year or less	$33,442	$33,378	2.11%
Due in one to five years	110,537	110,706	3.63
Due in five to ten years	14,750	14,753	4.13
Due after ten years	18,723	18,735	4.24

	177,452	177,572	3.45%
Federal Home Loan Bank stock and other securities	124,343	124,034

Total	$301,795	$301,606

4.	Loans

      The loan portfolio by major type is as follows (dollars in thousands):

	December 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Held for investment:
Single family mortgages	$1,404,730	83.19%	$276,170	90.47%
Mortgage banker finance	3,715	0.22	—	—
Residential construction	161,759	9.58	5,789	1.90
Commercial real estate	37,115	2.20	7,935	2.60
Commercial business	8,556	0.50	7,985	2.62
Multi-family	5,948	0.35	3,179	1.04
Consumer	66,821	3.96	4,193	1.37

Sub-total	1,688,644	100.00%	305,251	100.00%
Allowance for credit losses	(4,850)		(1,143)
Deferred loan fees	14,850		2,296

Total loans held for investment	1,698,644		306,404

Held for sale:
Single family mortgages	112,706		757
Deferred loan fees	1,766		(1)

Total loans held for sale	114,472		756

Total loans	$1,813,116		$307,160

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the geographic distribution loans by state for the periods indicated (dollars in thousands):

	December 31, 2003

	Principal	% of
State	Amount	Total

California	$511,759	28.41%
Texas	430,179	23.88
Illinois	115,506	6.41
Colorado	72,978	4.05
Arizona	64,007	3.55
Florida	61,177	3.40
Michigan	48,130	2.67
North Carolina	46,698	2.59
Washington	45,972	2.55
Maine	45,661	2.54
Georgia	41,128	2.28
Virginia	38,639	2.15
Utah	21,621	1.20
New Jersey	21,331	1.18
Maryland	21,278	1.18
Nevada	20,754	1.15
Minnesota	20,640	1.15
New York	20,412	1.13
Connecticut	20,408	1.13
Ohio	18,995	1.05
Other(1)	114,077	6.35

	$1,801,350	100.00%

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Principal	% of
State	Amount	Total

California	$94,257	30.80%
Texas	45,361	14.82
Illinois	29,240	9.56
Colorado	24,172	7.90
Michigan	13,422	4.39
Arizona	11,194	3.66
Virginia	9,598	3.14
Maine	8,395	2.74
Maryland	7,855	2.57
Florida	6,600	2.16
Georgia	6,008	1.96
Montana	5,383	1.76
Ohio	5,128	1.68
Washington	5,063	1.65
Oregon	3,891	1.27
South Carolina	3,218	1.05
Connecticut	3,049	1.00
Other(1)	24,174	7.89

	$306,008	100.00%

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2003 and 2002.

      Loan maturity and interest rate sensitivity of the loan portfolio at December 31, 2003 are as follows (in thousands):

	December 31, 2003

	Within	One to	After
	One Year	Five Years	Five Years	Total

Loans at fixed rates	$4,579	$20,339	$246,103	$271,021
Loans at adjustable rates	403,201	1,127,128	—	1,530,329

	$407,780	$1,147,467	$246,103	$1,801,350

      At December 31, 2003 and 2002, single-family mortgage loans totaling $1.2 billion and $76.4 million, respectively, were pledged collateralizing advances from the Federal Home Loan Bank of Dallas.

      There were no impaired loans at December 31, 2003 or 2002.

      Non-accrual loans, net of related purchase premiums and discounts, totaled $5.6 million and $1.5 million at December 31, 2003 and 2002, respectively. If the non-accrual loans as of December 31, 2003 and 2002 had been performing in accordance with their original terms throughout the years ended December 31, 2003 and 2002, interest recognized on these loans would have been $125,000 and $127,000, respectively. The actual interest income recognized on these loans for the years ended December 31, 2003 and 2002 was $129,000 and $47,000, respectively. There were no restructured loans at December 31, 2003 or 2002.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of activity in the allowance for credit losses for the periods ended December 31, 2003 and 2002 is as follows (in thousands):

	For the Years
	Ended
	December 31,

	2003	2002

Beginning balance	$1,143	$—
Acquisitions	2,954	1,189
Provision	1,004	152
Charge-offs	(256)	(202)
Recoveries	5	4

Ending balance	$4,850	$1,143

5.	Goodwill and Intangible Assets

      Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized for acquisitions initiated after June 2001. Therefore, no goodwill amortization is presented in the consolidated statements of operations. Instead, goodwill will be tested at least annually for impairment. The company completed its latest impairment test as of September 30, 2003 and concluded there was no impairment. The company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would potentially reduce the fair value below its carrying amount. The changes in goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Jacksonville	Highland	Franklin	Total

Balance, January 1, 2002	$—	$—	$—	$—
Franklin acquisition	—	—	7,790	7,790

Balance, December 31, 2002	—	—	7,790	7,790
Highland acquisition	—	10,066	—	10,066
Jacksonville acquisition	35,289	—	—	35,289
Purchase price adjustment	—	—	1,232	1,232

Balance, December 31, 2003	$35,289	$10,066	$9,022	$54,377

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance, January 1, 2002	$—	$—	$—
Franklin acquisition	1,573	—	1,573
Servicing rights originated	—	6	6
Amortization	(263)	—	(263)

Balance, December 31, 2002.	1,310	6	1,316
Highland acquisition	556	—	556
Jacksonville acquisition	2,000	669	2,669
Franklin CDI adjustment	(1,369)	—	(1,369)
Servicing rights originated	—	423	423
Amortization	(92)	(35)	(127)
Amortization adjustment	237	—	237

Balance, December 31, 2003	$2,642	$1,063	$3,705

      Subsequent to December 31, 2002, certain estimates regarding goodwill related to the bank’s acquisition were finalized. During the first quarter of 2003, the core deposit intangible study based on the actual deposit accounts acquired was finalized. The study valued the core deposit intangible at $204,000 as compared to the estimated valuation of $1.6 million at acquisition, which was based on the asset and liability tables for the first quarter of 2002 as published by the Office of Thrift Supervision. As a result, $237,000 of amortization recorded in 2002 was reversed in 2003.

      At December 31, 2003 and 2002, the fair value of servicing rights retained from single family loan sales totaled $1.1 million and $6,000 related to $117.8 million and $371,000, respectively, of principal serviced for others. The bank did not securitize any financial assets during the years ended December 31, 2003 and 2002.

      The projected amortization of other intangible assets as of December 31, 2003 is as follows (in thousands):

		Mortgage
	Core Deposit	Servicing
	Intangible	Rights	Total

2004	$501	$224	$725
2005	419	183	602
2006	353	150	503
2007	299	122	421
2008	255	99	354
Thereafter	815	285	1,100

	$2,642	$1,063	$3,705

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment

      Premises and equipment are summarized as follows (in thousands):

		December 31,
	Life in
	Years	2003	2002

Land	N/A	$342	$—
Buildings	40	7,159	—
Furniture and equipment and other	5-7	1,388	387
Computer equipment	2-3	988	406
Leasehold improvements	2-5	315	132

Total		10,192	925
Less: Accumulated depreciation		(811)	(461)

Premises and equipment, net		$9,381	$464

      Depreciation expense was $412,000 and $123,000 for the years ended December 31, 2003 and 2002, respectively.

7.	Deposits

      The composition of deposits is as follows (in thousands):

	December 31,

	2003	2002

Non-interest-bearing	$12,851	$6,549
Custodial accounts	3,887	76
Interest bearing
Checking	81,511	4,786
Savings	35,888	568
Money market	113,830	13,252
Certificates of deposit	326,257	33,052

Subtotal	557,486	51,658
Wholesale and brokered	685,619	124,051

Total interest bearing	1,243,105	175,709

Total deposits	$1,259,843	$182,334

      Included in deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates as of December 31, 2003 are summarized as follows (in thousands):

Three months or less	$14,363
Four through six months	18,385
Seven through twelve months	22,695
Thereafter	43,466

$98,909

      Interest expense for certificates of deposits in excess of $100,000 approximated $726,000 and $289,000 for the years ended December 31, 2003 and 2002, respectively.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company had wholesale and brokered deposits of $685.2 million and $123.7 million at December 31, 2003 and 2002, respectively, that were not greater than $100,000, and $394,000 and $387,000 of wholesale deposits that were greater than $100,000 at December 31, 2003 and 2002, respectively.

8.	Federal Home Loan Bank Advances

      Information concerning Federal Home Loan Bank advances is summarized as follows (dollars in thousands):

	Years Ended

	2003	2002

Balance outstanding at period end	$713,119	$62,800
Average interest rate paid at period end	1.97%	2.70%
Maximum outstanding at any month end	$713,119	$62,800
Daily average balance	$399,204	$18,658
Average interest rate for the period	1.87%	2.89%

      Scheduled maturities for Federal Home Loan Bank advances outstanding at December 31, 2003, were as follows (dollars in thousands):

		Weighted
		Average
	Amount	Rate

1 Year	$183,810	1.84%
2 Years	393,015	1.89
3 Years or more	136,294	2.39

	$713,119	1.97%

      Federal Home Loan Bank advances totaling $10 million are subject to early call features.

9.	Junior Subordinated Notes

      In November 2002, the company formed Franklin Bank Capital Trust I (the “Trust”), a wholly owned subsidiary. The Trust issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes (the “junior notes”) issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust has the funds available for payment. The rate on the junior notes resets quarterly, at a base rate of 3-month LIBOR plus 3.35%. The junior notes first call date is in November 2007 and the notes mature in November 2032. The interest rate was 4.53% and 4.75% at December 31, 2003 and 2002, respectively. The company’s investment in the Trust was $619,000 at December 31, 2003 and 2002.

      The variable rate junior notes expose the company to changes in interest rates. In an effort to reduce the impact of interest rate changes on future income, the company entered into an interest rate swap agreement for a notional amount of $20 million, which has been designated as a cash flow hedge to effectively convert the junior notes to a fixed rate basis. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments at an interest rate of 3.425% over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the junior notes. The reclassification of amounts associated with the interest rate swap into the statement of operations is anticipated to occur through the maturity date of the interest rate swap agreement, which expires on November 15, 2007.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Legal Proceedings

      The bank is involved in legal proceedings occurring in the normal course of business that management believes, after reviewing such claims with outside counsel, are not material to the financial condition, results of operations or cash flows of the bank or the company.

Facilities Operations

      A summary as of December 31, 2003, of non-cancelable future operating lease commitments follows (in thousands):

2004	$636
2005	464
2006	200
2007	115
2008	35
2009 and thereafter	—

      Total lease expense for all operating leases approximated $955,000 and $148,000 for the years ended December 31, 2003 and 2002, respectively.

11.	Financial Instruments With Off-Balance Sheet Risk

      The company is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are not included in the accompanying consolidated financial statements. The company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual notional amount of the instruments. The company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

      The principal commitments of the company are as follows (in thousands):

	December 31,	December 31,
	2003	2002

Loan commitments	$193,470	$12,399
Letters of credit	6,690	192

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      The company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include single family homes under construction, accounts receivable, inventory, property and equipment, and income-producing commercial properties.

      Letters of credit are conditional commitments issued by the company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the company had $81.0 million of commitments to sell loans. The company had $64.8 million and $48.8 million of commitments to purchase loans at December 31, 2003 and 2002, respectively. The company had no commitments to sell loans at December 31, 2002.

12.	Disclosures About Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to develop the fair value estimates, and accordingly, may not necessarily be indicative of the amounts the company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

      Cash and Cash Equivalents — The carrying amount approximates fair value due to the short-term nature of these assets.

      Securities, Other Investments and Mortgage-Backed Securities — The fair values of securities, other investments and MBS are estimated based on bid quotations received from securities dealers. For FHLB stock, the carrying amount approximates its fair value because it is redeemable at its par value.

      Loans — Fair values are estimated for portfolios of loans with similar characteristics and include the value of related servicing rights, if appropriate. Loans are segregated by type, by rate, and by performing and nonperforming categories. The fair values of loans held for sale are based on quoted market prices. The fair values of loans held for investment are based on contractual cash flows discounted at secondary market rates, adjusted for prepayments. For adjustable-rate commercial and consumer loans held for investment that reprice frequently, fair values are based on carrying values. The fair value of nonperforming loans is estimated using the book value, which is net of any related allowance for credit losses.

      Deposits — The estimated value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is equal to the amount payable on demand or the carrying value. Although market premiums paid for depository institutions include an additional value for these deposits, SFAS No. 107 prohibits adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The fair value of fixed-maturity deposits is estimated using a discounted cash flow model with rates currently offered by the company for deposits of similar remaining maturities.

      FHLB Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows using rates currently available to the company for borrowings with similar terms and remaining maturities.

      Junior Subordinated Notes — The carrying amount of these adjustable rate instruments is considered a reasonable estimate of their fair value as the notes reprice at market rates at each reset date.

      Other Assets and Liabilities — The carrying amount of these instruments is considered a reasonable estimate of their fair value due to their short-term nature.

      Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

      The carrying values and estimated fair values of the company’s financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	$47,064	$47,064	$18,675	$18,675
Securities available for sale	91,168	91,168	—	—
Federal Home Loan Bank stock and other investments	32,866	32,866	3,163	3,163
Mortgage-backed securities	177,572	177,572	22,924	22,924
Loans, net	1,813,116	1,818,187	307,160	309,907
Other assets	15,652	15,652	1,984	1,984
Financial liabilities
Deposits	$1,259,843	$1,260,643	$182,334	$183,748
FHLB advances	713,119	713,227	62,800	63,249
Junior subordinated notes	20,135	20,135	20,007	20,007
Other liabilities	6,343	6,343	2,186	2,186
Fair value of financial instruments with off-balance sheet risk
Commitments to extend credit		$—		$—
Letters of credit		—		—

13.	Employee Benefits

Savings Plans

      The company participates in an employee tax-deferred savings plan sponsored by a third-party administrator. This savings plan is available to all eligible employees and qualifies as a 401(k) plan. The plan allows employees to make contributions to the plan through salary deductions of up to 25% of their gross salary, subject to Internal Revenue Service maximum requirements. Employee contributions vest immediately. The company will match $0.50 for every $1 contributed by the employee, up to 6% of eligible compensation. In accordance with the provisions of the plan, the company cannot make matching contributions until there is at least 80% participation of all eligible employees. During the year ended December 31, 2003, the company did not meet this requirement, and therefore, no matching contributions were made.

      During 2004, the company established a new 401(k) plan. Under the provisions of the new plan, eligible employees can make contributions up to 80% of their gross salary, subject to Internal Revenue Service maximum requirements. The company will make matching contributions of 100% of the first 3% and 50% of the next 2% of gross compensation contributed by eligible employees. Employee and employer contributions vest immediately. Under this plan, there is no minimum participation requirement for the company to make matching contributions. This new plan did not become effective until 2004.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan

      The company has established the 2002 Stock Option Plan which authorizes a committee of not less than two of our non-employee directors to grant options to purchase a maximum of 775,000 shares of common stock. Options are granted to certain employees and directors at exercise prices set by the compensation committee of the company’s board of directors and vest over a period of three years from the date of grant. The exercise price of an option cannot be less than the fair market value of a common stock on the date such option is granted and the term of any option granted under the plan cannot exceed ten years. Effective December 17, 2003, no additional option grants may be granted under this plan.

      During October 2003, the company’s 2004 Long Term Incentive Plan was approved by the stockholders to become effective at the close of the company’s initial public offering. This plan is administered by the Compensation Committee of the company’s board of directors. Directors, officers, employees and consultants of, and prospective employees and consultants of, us and our subsidiaries and affiliates are eligible to participate in the plan. The terms and conditions of each award are set by the Compensation Committee. The maximum number of shares of common stock that may be delivered to participants and their beneficiaries under the plan is 1,000,000. The plan includes stock options, stock appreciation rights, restricted stock, performance units and other stock-based awards. No participant may be granted awards covering in excess of 50,000 shares of common stock in any calendar year. No more than 500,000 shares of restricted stock may be issued during the term of the plan. We have not granted any awards under this plan.

      The company had no options outstanding prior to January 1, 2002. A summary of stock option activity was as follows:

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	298,748	$10.00	—	$—
Granted — employees	222,700	12.00	303,691	10.00
Granted — directors	21,000	12.00	—	—
Exercised	—	—	—	—
Forfeited	(8,243)	10.73	(4,943)	10.00
Expired	—	—	—	—

Outstanding at end of period	534,205	$10.90	298,748	$10.00

Exercisable at end of period	—	—	—	—
Weighted average fair value of options granted during period		$4.05		$3.04

      The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Expected life (years)	10	10
Risk free interest rate	3.96%	3.67%
Expected volatility	10.00%	10.00%
Dividend yield	0.00%	0.00%

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents information relating to the company’s stock options at December 31, 2003:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining
Range of Exercise Prices	Outstanding	Price	Life

$10.00—$12.00	534,205	10.90	8.74 Years

14.	Related Parties

      On November 4, 2002, the company entered into a three year consulting agreement with Ranieri & Co., Inc. (“Ranieri & Co.”) pursuant to which Ranieri & Co. will provide, among other services, strategic planning advice and guidance, asset and liability management advice, advice regarding capital market transactions and issues and advice regarding merger and acquisition opportunities in the financial services industry. In exchange for these services, the company is to pay a fee to Ranieri & Co. totaling $500,000 per year and granted Ranieri & Co. an option to purchase 570,000 shares of our common stock at an exercise price of $10.00 per share. Per the terms of the agreement, the option vests and becomes exercisable in one-third increments on each anniversary date of the consulting agreement, subject to acceleration of vesting in the event of a change of control as defined in the agreement, and to forfeiture, to the extent not exercised, for failure to satisfy the performance standards set forth in the agreement. If a change of control occurs, the consulting agreement will be cancelled and the company will be obligated to pay Ranieri & Co. all cash fees and expenses due through the date of the change of control. At the date of the grant, the fair value of the option was estimated based on the assumptions of a stock price of $9.00, volatility of 6.1%, risk-free rate of 2.93%, dividend yield of 0.00%, an estimated life of 5 years and a marketability discount of 15.0%. The estimated economic life of the option is shorter than the contractual life of the option due to the effects of the agreements regarding vesting and change of control described above. A marketability discount was applied based on restrictions regarding resale contained in the consulting agreement and the absence of any market for the option instruments. At the date of grant, the fair value of the option was $1.79 per share. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of the options will be recognized over the life of the consulting agreement, or upon a change of control, as defined in the agreement, if such change of control occurs prior to the end of the three year vesting period. Upon the completion of the company’s initial public offering in December 2003, the options became fully vested and the remaining fair value of the options was recognized in current earnings on the consolidated statements of operations. The consolidated statements of operations include $500,000 and $83,000 related to the annual consulting fee for the year ended December 31, 2003 and 31, 2002, respectively, and $953,000 and $67,000, respectively, related to the option agreement for those same periods.

      Effective June 10, 2003, Ranieri & Co. sold most of its options under this agreement to certain equity holders and employees of Ranieri & Co. and Hyperion BK2 Ventures, L.P., and certain of the company’s directors and officers, at a price of $1.52 per option.

      On December 15, 2003, the consulting agreement with Ranieri & Co. was amended whereby the terms of the original agreement will remain substantially the same, except that the termination of the consulting agreement will not result in the forfeiture of any portion of the option.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

      The components of income taxes for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Year Ended
	December 31,

	2003	2002

Current (federal and state)	$942	$—
Deferred	834	(278)

	$1,776	$(278)

      Significant deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 were as follows (in thousands):

	December 31,	December 31,
	2003	2002

Deferred tax assets
Net operating losses	$—	$325
Goodwill	—	189
Net unrealized loss on MBS available for sale	65	—
Mark-to-market — hedges	80	107
Allowance for credit losses	623	52
Other	53	5

	821	678
Deferred tax liabilities
Net unrealized gains on MBS available for sale	—	220
Acquisition costs and amortization	84	76
FHLB stock dividends	166	9
Mark-to-market — Securities and loans	58	—
Depreciable assets	48	—
Goodwill	136	—
Real estate owned	133	—
Originated mortgage servicing rights	134	—
Purchase accounting	97	—
Other	187	19

	1,043	324

Net deferred tax asset (liability)	$(222)	$354

16.	Stockholders’ Equity

      Issued and outstanding shares of stock at December 31, 2003 include 21,225,263 shares of $.01 par value common stock.

      In December 2003, the company sold 10,508,016 shares of common stock at an initial offering price of $14.50 per share. Underwriting discounts and other issuance costs totaling $12.1 million were included as a reduction to paid-in capital on the consolidated statements of stockholders’ equity at December 31, 2003. Of

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the proceeds, $67.7 million was used to acquire Jacksonville and $52.3 million was contributed to the capital of the bank for general corporate purposes.

      Also in December 2003, 93,927 shares of restricted stock were awarded to certain executives and key employees. Related compensation expense totaling $1.9 million was recognized on the consolidated statements of operations during the fourth quarter of 2003.

      On November 4, 2003, all outstanding shares of Class B common stock automatically converted into a like number of Class A common stock. The amended and restated certificate of incorporation renames the Class A common stock as “common stock”.

      In April 2003, in connection with the acquisition of Highland, 270,000 shares of Class A common stock were issued at a price of $10.00 per share.

      In November 2002, 8,000,000 shares of Class A common stock were issued in a private placement at an offering price of $10.00 per share. Related issuance costs totaling $5.6 million are included as a reduction to paid-in capital on the consolidated statement of stockholders’ equity at December 31, 2002.

17.	Earnings Per Share

      Basic and diluted earnings per share were computed as follows (in thousands, except per share data):

	For the Year Ended
	December 31,

	2003	2002

Net income (loss)	$3,198	$(724)

Shares
Average common shares outstanding	10,825,757	2,984,403
Potentially dilutive common shares from options	25,380	—

Average common shares and potentially dilutive common shares outstanding	10,851,137	2,984,403

Basic EPS	$0.30	$(0.24)

Diluted EPS	$0.29	$(0.24)

      Options to purchase 240,700 and 298,748 shares of common stock at exercise prices of $12.00 and $10.00 were excluded from the computation of diluted EPS for the years ended December 31, 2003 and 2002, respectively, because the options’ exercise prices were greater than the average market price of the common stock.

18.	Regulatory Matters

      The bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Any institution that fails to meet minimum capital requirements is subject to actions by regulators that could have a direct material effect on the institution’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the bank must meet specific capital guidelines based on its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

      To meet the capital adequacy requirements, the bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes that as of December 31, 2003 and 2002 the bank met all capital adequacy requirements.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The most recent notification from the Texas Savings & Loan Department and the FDIC categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There have been no conditions or events since that notification which management believes would have changed the bank’s category.

      The following is a summary of the bank’s capital ratios for the periods presented (dollars in thousands):

					To Be Categorized
					as Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Franklin Bank, S.S.B. at December 31, 2003:
Total Capital (to risk weighted assets)	$191,002	16.70%	$61,364	8.00%	$76,705	10.00%
Tier I Capital (to risk weighted assets)	186,152	16.27	30,682	4.00	46,023	6.00
Tier I Leverage Capital (to total Average assets)	186,152	11.91	50,001	4.00	62,501	5.00
Franklin Bank, S.S.B. at December 31, 2002:
Total Capital (to risk weighted assets)	$87,197	49.69%	$14,039	8.00%	$17,548	10.00%
Tier I Capital (to risk weighted assets)	86,054	49.04	7,019	4.00	10,529	6.00
Tier I Leverage Capital (to total Average assets)	86,054	28.78	11,960	4.00	14,950	5.00

19.	Subsequent Events

      On February 29, 2003, we acquired Lost Pines, a Texas-based bank holding company with approximately $40.3 million in assets and $36.5 million in deposits at the date of acquisition. Lost Pines operates two community banking branches in the outlaying areas of Austin, Texas.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Results (unaudited)

      The following table presents summarized data for each of the quarters during the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended				Year Ended
	December 31, 2003				December 31, 2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$5,807	$9,314	$11,181	$14,091	$—	$1,367	$2,353	$2,726
Interest expense	3,028	4,853	5,756	7,321	3	636	1,349	1,565

Net interest income	2,779	4,461	5,425	6,770	(3)	731	1,004	1,161
Provision for credit losses	304	351	221	128	—	10	20	122

Net interest income after provision for credit losses	2,475	4,110	5,204	6,642	(3)	721	984	1,039
Non-interest income	585	1,255	1,618	1,312	—	141	224	88
Non-interest expense	2,237	3,599	4,038	8,353	45	975	1,279	1,899

Income (loss) before taxes	823	1,766	2,784	(399)	(48)	(113)	(71)	(772)
Income tax expense (benefit)	290	623	975	(112)	—	(54)	(25)	(199)

Net income (loss)	$533	$1,143	$1,809	$(287)	$(48)	$(59)	$(46)	$(573)

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Financial Statements of the Parent Company

PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$25,033	$21,462
Investment in Franklin Bank	240,569	87,794
Goodwill	—	7,790
Premises and equipment, net	5	9
Other assets	2,450	1,061

Total assets	$268,057	$118,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Junior subordinated notes	$20,135	$20,007
Other liabilities	2,484	702

Total liabilities	22,619	20,709
Stockholders’ equity
Common stock	212	104
Additional paid-in capital	243,089	97,863
Retained earnings	2,418	(780)
Accumulated other comprehensive income (loss)
Unrealized gains on securities available for sale, net	(125)	427
Cash flow hedges, net	(156)	(207)

Total stockholders’ equity	245,438	97,407

Total liabilities and stockholders’ equity	$268,057	$118,116

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,

	2003	2002

	(Dollars in thousands)
INTEREST INCOME — short-term investments	$1	$1
INTEREST EXPENSE
Notes payable	—	4
Junior subordinated notes	1,473	193

Total interest expense	1,473	197

Net interest income (loss)	(1,472)	(196)
NON-INTEREST EXPENSE
Occupancy	—	24
Data processing	4	6
Professional fees	123	36
Professional fees — related parties	1,453	150
Other	286	115

Total non-interest expenses	1,866	331

INCOME (LOSS) BEFORE UNDISTRIBUTED INCOME (LOSS) OF BANK AND INCOME TAXES	(3,338)	(527)
Equity in undistributed income (loss) of the bank	5,401	(378)

Income (loss) before taxes	2,063	(905)
INCOME TAX EXPENSE (BENEFIT)	(1,135)	(179)

NET INCOME (LOSS)	$3,198	$(726)

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,

	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,198	$(726)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Equity in undistributed income of the bank	(5,401)	378
Depreciation and amortization	115	2
Change in interest receivable	9	(37)
Change in other assets	615	(387)
Change in other liabilities	1,119	695

Net cash provided (used) by operating activities	(345)	(75)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Franklin Bank, S.S.B	—	(1,351)
Purchase of Highland	(15,927)	—
Purchase of Jacksonville	(68,092)	—
Capital contributions to subsidiary	(53,064)	(85,282)
Purchases of premises and equipment	—	(11)

Net cash used by investing activities	(137,083)	(86,644)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	130
Repayment of notes payable	(19)	(380)
Proceeds from issuance of junior subordinated notes	—	19,374
Proceeds from issuance of common stock	152,366	88,973
Payment of common stock issuance costs	(11,348)	—

Net cash provided (used) by financing activities	140,999	108,097

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,571	21,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,462	84

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,033	$21,462

Supplemental disclosures of cash flow information
Cash paid for interest	$1,441	$4
Non-cash financing activities
Issuance of common stock for Highland acquisition	2,700	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective. No changes were made to the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information about our directors is contained in the sections entitled “Election of Class I Directors” and “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2003, which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business — Executive Officers of the Registrant” in this annual report on Form 10-K. Information about our Audit Committee, our Audit Committee Financial Expert and the procedures by which stockholders may recommend nominees to our board of directors is contained in the section entitled ‘’Governance of the Company” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2003, which section is incorporated herein by reference. Additional information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2003, which section is incorporated herein by reference.

      We have adopted both a code of ethics and business conduct applicable to all of our directors, officers, and employees as well as corporate governance guidelines. Both of these documents are available on our website at www.bankfranklin.com. In addition, any amendments to or waivers from the code of ethics and business conduct will be posted on the website. Any such amendment or waiver would require the prior consent of our board of directors or an applicable committee thereof.

Item 11.	Executive Compensation

      Information for this item is contained in the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2003, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      For information about securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Stock-Based Compensation” in this annual report on Form 10-K. Information concerning security ownership of certain beneficial owners and management is contained in the section entitled “Ownership of Common Stock” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2003, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions with our management is contained in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2003, which section is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      Information concerning principal accounting fees and services is contained in the section entitled “Item 2 — Ratification of Appointment of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2003, which section is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2. Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the SEC. Copies of individual exhibits will be furnished to shareholders upon written request to Franklin Bank Corp. and payment of a reasonable fee.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.*
3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws**
4.1	Specimen of Common Stock Certificate***
10.1	BK2 Inc. 2002 Stock Option Plan*
10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan**
10.3	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.4	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.5	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement***
10.6	Franklin Bank Corp. Class B Stockholders Agreement dated as of August 21, 2002*
10.7	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella**
10.8	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield**

Exhibit No.	Description

10.9	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella****
10.10	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper****
10.11	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey****
10.12	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann****
10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt****
10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield****
10.15	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.*
10.16	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.*
10.17	Agreement, dated February 28, 1999, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.*
10.18	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.*
10.19	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.*
10.20	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor. ****
14.1	Franklin Bank Corp. Code of Ethics and Business Conduct
21.1	Subsidiaries of the Registrant *
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1	Section 1350 Certification of the Company’s Chief Executive Officer
32.2	Section 1350 Certification of the Company’s Chief Financial Officer

*	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

**	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

***	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

****	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-112856) filed by the Registrant on February 13, 2004.

      (b) Reports on Form 8-K.

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, state of Texas, on March 10, 2004.

FRANKLIN BANK CORP.

By:	/s/ ANTHONY J. NOCELLA

Name: Anthony J. Nocella

Title:	President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2004.

Signature	Title

/s/ ANTHONY J. NOCELLA Anthony J. Nocella	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ RUSSELL MCCANN Russell McCann	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ LEWIS S. RANIERI Lewis S. Ranieri	Chairman of the Board of Directors

/s/ F. WILLIAM BONITO F. William Bonito	Director

/s/ LAWRENCE CHIMERINE, PH.D Lawrence Chimerine, Ph.D	Director

/s/ DAVID M. GOLUSH David M. Golush	Director

/s/ ALAN E. MASTER Alan E. Master	Director

/s/ ROBERT A. PERRO Robert A. Perro	Director

/s/ WILLIAM B. RHODES William B. Rhodes	Director

/s/ JOHN B. SELMAN John B. Selman	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.*
3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws**
4.1	Specimen of Common Stock Certificate***
10.1	BK2 Inc. 2002 Stock Option Plan*
10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan**
10.3	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.4	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.5	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement***
10.6	Franklin Bank Corp. Class B Stockholders Agreement dated as of August 21, 2002*
10.7	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella**
10.8	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield**
10.9	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella ****
10.10	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper ****
10.11	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey ****
10.12	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann ****
10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt ****
10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield ****
10.15	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.*
10.16	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.*
10.17	Agreement, dated February 28, 1999, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.*
10.18	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.*
10.19	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.*
10.20	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor. ****
14.1	Franklin Bank Corp. Code of Ethics and Business Conduct
21.1	Subsidiaries of the Registrant *
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1	Section 1350 Certification of the Company’s Chief Executive Officer
32.2	Section 1350 Certification of the Company’s Chief Financial Officer

*	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

**	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

***	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

****	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-112856) filed by the Registrant on February 13, 2004.