Form 10-Q
period 2004-03-31
FRANKLIN BANK CORP
filed 2004-05-14
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-50518

Franklin Bank Corp.

(Exact name of Registrant as specified in its charter)

Delaware	11-3626383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
9800 Richmond Avenue, Suite 680
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(713) 339-8900

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value,
(Title of each class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     As of May 14, 2004, there were 21,225,263 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$71,497	$47,064
Securities available for sale, at fair value (amortized cost of $69.3 million and $91.5 million at March 31, 2004 and December 31, 2003, respectively)	69,137	91,168
Federal Home Loan Bank stock and other investments, at cost	42,234	32,866
Mortgage-backed securities available for sale, at fair value (amortized cost of $166.6 million and $177.5 million at March 31, 2004 and December 31, 2003, respectively)	168,141	177,572
Loans held for sale	141,734	114,472
Loans held for investment (net of allowance for credit losses of $6.0 million and $4.9 million at March 31, 2004 and December 31, 2003, respectively)	1,990,826	1,698,644
Goodwill	57,443	54,377
Other intangible assets, net of amortization	3,925	3,705
Premises and equipment, net	10,954	9,381
Real estate owned	1,832	1,789
Other assets	36,741	20,262

TOTAL ASSETS	$2,594,464	$2,251,300

LIABILITIES
Deposits	$1,397,264	$1,259,843
Federal Home Loan Bank advances	912,577	713,119
Junior subordinated notes	20,164	20,135
Other liabilities	14,001	12,765

Total liabilities	2,344,006	2,005,862
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 21,225,263 issued and outstanding at March 31, 2004 and December 31, 2003	212	212
Additional paid-in capital	243,052	243,089
Retained earnings	6,680	2,418
Accumulated other comprehensive income (loss) - Unrealized gains (losses) on securities available for sale, net	905	(125)
Cash flow hedges, net	(391)	(156)

Total stockholders’ equity	250,458	245,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,594,464	$2,251,300

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
INTEREST INCOME
Cash equivalents and short-term investments	$905	$111
Mortgage-backed securities	1,503	331
Loans	21,327	5,365

Total interest income	23,735	5,807
INTEREST EXPENSE
Deposits	5,548	1,942
Federal Home Loan Bank advances	3,648	723
Junior subordinated notes	369	363

Total interest expense	9,565	3,028
Net interest income	14,170	2,779
PROVISION FOR CREDIT LOSSES	793	303

Net interest income after provision for credit losses	13,377	2,476
NON-INTEREST INCOME
Gain on sale of single family loans	363	99
Loan fee income	634	15
Deposit fees	475	27
Gain on sale of securities	109	442
Other	494	1

Total non-interest income	2,075	584
NON-INTEREST EXPENSE
Salaries and benefits	4,380	1,307
Occupancy	939	153
Professional fees	638	366
Professional fees – related parties	125	200
Data processing	591	154
Core deposit amortization	116	(227)
Other	2,121	284

Total non-interest expenses	8,910	2,237

Income before taxes	6,542	823
INCOME TAX EXPENSE	2,280	290

NET INCOME	$4,262	$533

Net income per common share
Basic	$0.20	$0.05
Diluted	$0.20	$0.05
Basic weighted average number of common shares outstanding	21,225,263	10,353,320
Diluted weighted average number of common shares outstanding	21,711,589	10,353,320

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,262	$533
Adjustments to reconcile net income to net cash flows used by operating activities:
Provision for credit losses	793	303
Net gain on sale of mortgage-backed securities and loans	(472)	(442)
Depreciation and amortization	146	67
Federal Home Loan Bank stock dividends	(132)	(40)
Funding of loans held for sale	(103,022)	(13,574)
Proceeds from sale of loans held for sale	77,266	6,004
Change in interest receivable	(3,747)	(1,837)
Change in other assets	6,427	(163)
Change in other liabilities	(805)	1,771

Net cash used by operating activities	(19,284)	(7,378)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Lost Pines	(6,874)	—
Cash and cash equivalents acquired from Lost Pines	7,850	—
Funding of loans held for investment	(152,204)	(22,461)
Proceeds from principal repayments of loans held for investment	247,087	47,089
Proceeds from principal repayments of mortgage-backed securities	11,992	3,299
Proceeds from sales and maturities of securities	12,680	9,426
Proceeds from sale of real estate owned	35	1,058
Purchases of loans held for investment	(371,865)	(473,996)
Purchases of mortgage-backed securities	—	(36,588)
Purchases of Federal Home Loan Bank stock and other securities	(9,222)	(20,838)
Purchases of premises and equipment	(401)	(248)
Change in loans held for investment	3,555	787

Net cash used by investing activities	(257,367)	(492,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	101,499	272,539
Proceeds from Federal Home Loan Bank advances	305,000	242,000
Repayment of Federal Home Loan Bank advances	(105,415)	(25,000)

Net cash provided by financing activities	301,084	489,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,433	(10,311)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,064	18,675

CASH AND CASH EQUIVALENTS AT PERIOD END	$71,497	$8,364

Supplemental disclosures of cash flow information
Cash paid for interest	$9,038	$1,914
Noncash investing activities
Real estate owned acquired through foreclosure	$—	$—

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Stock—Based Compensation

     The company measures its employee stock-based compensation using the intrinsic value based method of accounting under the provisions of AICPA Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the company’s stock options. Pro-forma information regarding net income is required under SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if the company accounted for its employee stock-option plans under the fair value method of SFAS No. 123. The fair value of options at the date of grant was estimated using a Black-Scholes option-pricing model, which requires use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics, and changes in the subjective input assumptions can materially affect the fair- value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of the employee stock options. The following table shows the pro forma amounts attributable to stock-based employee compensation cost for the periods presented (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$4,262	$533
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards granted, net of tax	(119)	(65)

Pro forma net income	$4,143	$468

Common share data:
Basic earnings per share
As reported	$0.20	$0.05
Pro forma	0.19	0.04
Diluted earnings per share
As reported	0.20	0.05
Pro forma	0.19	0.04

2. Earnings per Common Share

     Basic and diluted earnings per share were computed as follows (dollars in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2004	2003
Net income	$4,262	$533

Shares
Average common shares outstanding	21,225,263	10,353,320
Potentially dilutive common shares from options	486,326	—

Average common shares and potentially dilutive common shares outstanding	21,711,589	10,353,320

Basic EPS	$0.201	$0.050

Diluted EPS	$0.196	$0.050

     Options to purchase 298,748 shares of common stock at an exercise price of $10.00 were excluded from the computation of diluted EPS for the three months ended March 31, 2003, because the options’ exercise prices were greater than the fair market value of the common stock.

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the three months ended March 31, 2004 are as follows (in thousands):

	Lost Pines	Jacksonville	Highland	Franklin	Total
Balance, December 31, 2002	$—	$—	$—	$7,790	$7,790
Highland acquisition	—	—	10,066	—	10,066
Jacksonville acquisition	—	35,289	—	—	35,289
Purchase price adjustment	—	—	—	1,232	1,232

Balance at December 31, 2003	—	35,289	10,066	9,022	54,377
Lost Pines acquisition	3,794	—	—	—	3,794
Purchase price adjustment	—	(742)	14	—	(728)

Balance at March 31, 2004	$3,794	$34,547	$10,080	$9,022	$57,443

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total
Balance, December 31, 2002	$1,310	$6	$1,316
Highland acquisition	556	—	556
Jacksonville acquisition	2,000	669	2,669
Franklin CDI adjustment	(1,369)	—	(1,369)
Servicing rights originated	—	423	423
Amortization	(92)	(35)	(127)
Amortization adjustment	237	—	237

Balance at December 31, 2003	2,642	1,063	3,705
Lost Pines acquisition	165	—	165
Jacksonville CDI adjustment	6	—	6
Servicing rights originated	—	192	192
Amortization	(116)	(27)	(143)

Balance at March 31, 2004	$2,697	$1,228	$3,925

     During the first quarter of 2003 certain estimates regarding goodwill related to the acquisition of Franklin Bank were finalized and the core deposit intangible study based on the actual deposit accounts acquired was finalized. The study valued the core deposit intangible at $204,000 as compared to the estimated valuation of $1.6 million at acquisition, which was based on the asset and liability tables for the first quarter of 2002 as published by the Office of Thrift Supervision. As a result, $237,000 of amortization recorded in 2002 was reversed in 2003.

     At March 31, 2004 and December 31, 2003, the fair value of servicing rights retained from single family loan sales totaled $1.2 million and $1.1 million related to $128.9 million and $117.8 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the three months ended March 31, 2004 or the year ended December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

     A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:

•	earnings growth;

•	revenue growth;

•	future acquisitions;

•	origination volume in our mortgage business;

•	non-interest income levels, including fees from product sales;

•	credit performance on loans made or acquired by us;

•	tangible capital generation;

•	margins on sales or securitizations of loans;

•	cost and mix of deposits;

•	market share;

•	expense levels;

•	results from new business initiatives in our community banking business; and

•	other business operations and strategies.

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

Critical Accounting Policies

     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances at the time of the estimate. However, actual results could differ significantly from these estimates and assumptions which could have a material impact on our financial condition and results of operations. These policies are described in further detail in the Company’s 2003 Annual Report of Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Significant Transactions

     On February 29, 2004, we acquired Lost Pines for approximately $7.0 million in cash, including $168,000 in direct acquisition costs. Lost Pines was a Texas-based bank holding company with approximately $39.9 million in assets and $36.2 million in deposits at the date of the acquisition.

     On December 30, 2003, we acquired Jacksonville for approximately $69.4 million in cash, including $1.6 million in direct acquisition costs. Jacksonville was a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits at the time of the acquisition.

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

Results of Operations

     The company derives a majority of its income from interest earned on its loan portfolio. Funding for these assets was sourced from the cash raised in the private stock offering completed in November 2002 and from community banking deposits, brokered deposits and borrowings from the Federal Home Loan Bank. The funds raised in the company’s initial public offering in December 2003 were utilized to acquire Jacksonville and Lost Pines and for general corporate purposes. The company’s mortgage banking activities, which generate gains on sales of single family loans and securities and loan fees, also contribute to our net income.

     Net income was $4.3 million, or $0.20 per diluted share, for the three months ended March 31, 2004, compared to $533,000, or $0.05 per share, for the three months ended March 31, 2003. The results from operations for the three months ended March 31, 2004 include activity for Lost Pines beginning March 1, 2004.

     Net interest income. Net interest income increased $11.4 million to $14.2 million for the three months ended March 31, 2004, compared to $2.8 million for the same period in 2003. The increase was due to a $1.7 billion increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans and an increase in residential construction loans. Additionally, we recognized the effect of the Jacksonville acquisition for the full quarter, which added approximately $458.2 million of average interest-earning assets during the three months ended March 31, 2004. The net yield increased 57 basis points, from 1.92% for the three months ended March 31, 2003 to 2.49% for the three months ended March 31, 2004. This increase was primarily due to the acquisition of Jacksonville, which had an approximate 19 basis point positive impact on our net yield, an increase in commercial and consumer loans, and slower prepayments on our single family mortgage portfolio, resulting in a reduction in premium amortization.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended March 31, 2004 and 2003. Balances for both periods presented are based on daily averages, except for Jacksonville, whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended March 31,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$61,295	$86	0.56%	$23,293	$66	1.11%
Available for sale securities	89,235	685	3.08%	—	—	—
FHLB stock and other investments	36,881	134	1.46%	7,896	45	2.23%
Mortgage-backed securities	172,060	1,503	3.49%	38,708	331	3.42%
Loans
Single family	1,611,743	16,802	4.17%	469,092	4,859	4.14%
Residential construction	182,369	2,463	5.42%	12,562	151	4.77%
Commercial real estate	45,155	782	6.94%	10,512	167	6.30%
Mortgage banker finance	6,430	54	3.38%	—	—	—
Commercial business	9,578	136	5.71%	7,326	108	5.85%
Consumer	64,282	1,090	6.80%	4,155	80	7.64%

Total loans	1,919,557	21,327	4.45%	503,647	5,365	4.26%

Total interest-earning assets	2,279,028	23,735	4.17%	573,544	5,807	4.05%
Noninterest-earning assets	76,330			15,829

Total assets	$2,355,358			$589,373

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$75,070	158	0.84%	$5,503	17	1.25%
Money market and savings	166,000	648	1.57%	15,151	81	2.17%
Certificates of deposit	335,875	1,543	1.84%	33,416	236	2.86%
Noninterest-bearing deposits	20,347	—	—	5,390	—	—

Total community banking	597,292	2,349	1.58%	59,460	334	2.28%
Wholesale and money desk	691,918	3,199	1.85%	275,249	1,608	2.37%

Total deposits	1,289,210	5,548	1.73%	334,709	1,942	2.35%
FHLB advances	786,694	3,648	1.85%	133,111	723	2.17%
Junior subordinated notes	20,146	369	7.24%	20,017	363	7.24%

Total interest-bearing liabilities	2,096,050	9,565	1.83%	487,837	3,028	2.50%
Noninterest-bearing liabilities and stockholder’s equity	259,308			101,536

Total liabilities and stockholder’s equity	$2,355,358			$589,373

Net interest income/interest rate spread		$14,170	2.34%		$2,779	1.55%

Net yield on interest-earning assets			2.49%			1.92%

Ratio of average interest-earning assets to average interest-bearing liabilities			108.73%			117.57%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Gain on sale of single family loans	$363	$99
Loan fee income	634	15
Deposit fees	475	27
Gains on sale of securities	109	442
Other	494	1

	$2,075	$584

     Non-interest income increased $1.5 million to $2.1 million for the three months ended March 31, 2004, compared to $584,000 for the same period a year ago. This increase was primarily due to the expansion of our mortgage banking activities and the acquisitions of Highland, Jacksonville and Lost Pines.

     Gains on sales of single family loans increased $264,000 during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was due to an increase in mortgage banking activity. We originate loans through our retail and wholesale mortgage offices with the intention of selling the majority of loans originated, including the related servicing. At March 31, 2004, we had 44 retail and wholesale mortgage origination offices, up from 6 at March 31, 2003. During the three months ended March 31, 2004, we sold $76.7 million of single family loans, resulting in a gain of $363,000. During the three months ended March 31, 2003, we sold $6.0 million of single family loans for a gain of $99,000.

     Loan fee income increased $619,000 during the three months ended March 31, 2004, to $634,000, from $15,000 for the three months ended March 31, 2003. Of this increase, $207,000 was attributable to the Jacksonville acquisition. The remaining increase related to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $462,000 during the three months ended March 31, 2004, compared to $6,000 during the same period a year ago.

     Deposit fees increased $448,000 during the three months ended March 31, 2004, to $475,000, up from $27,000 during the three months ended March 31, 2003. This increase was related to service charges on checking accounts, overdraft fees and fees charged for other banking related services and was directly related to an increase in the number of checking accounts from 670 at March 31, 2003 to 16,609 at March 31, 2004. The increase in the number of checking accounts was due to the Highland acquisition on April 30, 2003, Jacksonville acquisition on December 30, 2003 and Lost Pines acquisition on March 1, 2004. Additionally, we opened a new community banking branch in the greater Austin area during March 2003.

     Gains on sales of securities were $109,000 related to the sale of $18.3 million of securities during the three months ended March 31, 2004. This compares to gains totaling $442,000 related to sales of $35.7 million of mortgage-backed securities in the corresponding prior year period. All of the securities sold during the three months ended March 31, 2004 came from the Jacksonville acquisition.

     The increase in other non-interest income totaling $493,000 includes the reversal of the credit mark on a loan acquired in the Franklin acquisition which was paid in full during the quarter ended March 31, 2004. Additionally, the acquisition of Highland added $109,000 related to ancillary income on other customer services provided and income earned on owned properties and other sources.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Salaries and benefits	$4,380	$1,307
Occupancy	939	153
Professional fees	763	566
Data processing	591	154
Core deposit amortization	116	(227)
Other	2,121	284

	$8,910	$2,237

     Non-interest expense increased $6.7 million during the three months ended March 31, 2004, to $8.9 million, compared to $2.2 million for the three months ended March 31, 2003. The increase in non-interest expense reflects costs incurred as our business continued to expand during the twelve month period since March 31, 2003.

     Salaries and benefits increased $3.1 million during the three months ended March 31, 2004, to $4.4 million, from $1.3 million during the year ago period. This increase was due to the acquisitions of Jacksonville, Highland and Lost Pines, and due to hiring of employees to manage and support our growth. The number of full time equivalent employees at March 31, 2004 totaled 443, as compared to 95 at March 31, 2003.

     Occupancy expense increased $786,000 during the three months ended March 31, 2004, to $939,000, from $153,000 during the same period a year ago. The increase in occupancy expense was due to the acquisitions of Jacksonville and Highland, which added nine and one community banking branches, respectively. Additionally, we expanded our corporate office in Houston, Texas, added a community banking branch in Austin, Texas, added two residential construction lending offices in 2003, and expanded our mortgage banking business, increasing the number of retail and wholesale offices from 6 at March 31, 2003 to 44 at March 31, 2004.

     Data processing expense increased $437,000 during the three months ended March 31, 2004, to $591,000, from $154,000 during the three months ended March 31, 2003. The increase in data processing expense represents the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth.

     Core deposit amortization increased $343,000 during the three months ended March 31, 2004, to $116,000, compared to a credit of $227,000 during the three months ended March 31, 2003. During the three months ended March 31, 2003, the core deposit intangible study related to our acquisition of Franklin Bank was finalized. The study valued the core deposit intangible at $204,000, as compared to the estimated valuation of $1.6 million at acquisition, resulting in the reversal of $237,000 of 2002 amortization expense during the three months ended March 31, 2003. The three months ended March 31, 2004 includes amortization related to the Franklin, Highland, Jacksonville and Lost Pines acquisitions of $8,000, $21,000, $84,000 and $3,000, respectively.

     Other non-interest expense increased $1.8 million during the three months ended March 31, 2004, to $2.1 million, from $284,000 during the three months ended March 31, 2003. This increase represents costs incurred to support our growth and expansion, including higher marketing, insurance, office supplies and travel expenses, as well as increased costs related to mortgage banking activities and our acquisitions of Jacksonville and Highland.

Financial Condition

General. Total assets increased $343.2 million to $2.6 billion at March 31, 2004, from $2.3 billion at December 31, 2003. The increase in assets was primarily attributable to purchases and originations of single family loans, new residential construction loans, and the acquisition of Lost Pines, which added approximately $39.9 million in assets.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, there were no securities held-to-maturity.

	March 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
Mortgage-backed securities:
Agency adjustable rate	$137,181	$1,242	$(125)	$138,298
Agency fixed rate	29,429	458	(44)	29,843

Total mortgage-backed securities	166,610	1,700	(169)	168,141

Other investments
Federal Home Loan Bank stock	41,799	—	—	41,799
Mutual fund investment	51,297	—	(309)	50,988
Agency securities	11,695	150	—	11,845
U.S. Treasury securities	1,398	—	—	1,398
Municipal bonds	2,246	—	—	2,246
Corporate securities	2,660	—	—	2,660
Other equity investments	435	—	—	435

Total Federal Home Loan Bank stock and other investments	111,530	150	(309)	111,371

Total investment portfolio	$278,140	$1,850	$(478)	$279,512

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Other investments
Federal Home Loan Bank stock	32,429	—	—	32,429
Mutual fund investment	51,295	—	(308)	50,987
U.S. Agency securities	38,888	—	—	38,888
U.S. Treasury securities	1,294	—	(1)	1,293
Other equity securities	437	—	—	437

Total Federal Home Loan Bank stock and other investments	124,343	—	(309)	124,034

	$301,795	$217	$(406)	$301,606

     Our investment portfolio declined $22.1 million during the three months ended March 31, 2004, to $279.5 million, from $301.6 million at December 31, 2003. The decline in the investment portfolio was due to sales totaling $18.3 million and principal repayments. The securities sold had not yet settled with the counterparties as of March 31, 2004, and the corresponding receivable is included in other assets on the consolidated balance sheet. The Lost Pines acquisition added $10.2 million to our investment portfolio. The unrealized gain on securities available for sale increased to a gain of $905,000 at March 31, 2004, as compared to a loss of $125,000 at December 31, 2003. This improvement was due to lower market interest rates at March 31, 2004 as compared to December 31, 2003.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$1,630,008	82.39%	$1,404,730	83.19%
Mortgage banker finance	17,309	0.87	3,715	0.22
Residential construction	211,414	10.69	161,759	9.58
Commercial real estate	42,134	2.13	37,115	2.20
Commercial business	14,623	0.74	8,556	0.50
Multi-family	4,333	0.22	5,948	0.35
Consumer	58,670	2.96	66,821	3.96

Sub-total	1,978,491	100.00%	1,688,644	100.00%
Allowance for credit losses	(6,000)		(4,850)
Deferred loan fees	18,335		14,850

Total loans held for investment	1,990,826		1,698,644

Held for sale:
Single family mortgages	138,726		112,706
Deferred loan fees	3,008		1,766

Total loans held for sale	141,734		114,472

Total loans	$2,132,560		$1,813,116

     The loan portfolio increased $315.9 million, to $2.1 billion at March 31, 2004, compared to $1.8 billion at December 31, 2003. This increase was primarily in the single family and residential construction loan portfolios. Additionally, the Lost Pines acquisition added approximately $19.3 million to the loan portfolio. Single family loans held for investment increased $225.3 million to $1.6 billion at March 31, 2004, from $1.4 billion at December 31, 2003. During the three months ended March 31, 2004, purchases of single family loans totaled $366.0 million, partially offset by principal repayments of $146.2 million. Single family loans held for sale increased $26.0 million to $138.7 million at March 31, 2004, from $112.7 million at December 31, 2003. This growth came from originations in our wholesale origination offices in California and Texas and our 41 retail mortgage origination offices located in 16 states throughout the United States. Sales of single family loans totaled $76.7 million. The residential construction loan portfolio increased $49.7 million to $211.4 million at March 31, 2004, from $161.7 million at December 31, 2003 due to originations which totaled $89.0 million. Principal repayments on residential construction loans were $41.4 million during the three months ended March 31, 2004.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	March 31,	December 31,
	2004	2003
Non-interest bearing	$34,992	$24,156
Custodial accounts	6,286	3,887
Interest bearing deposits
Transaction accounts	61,814	70,206
Money market accounts	135,345	113,830

Sub-total	197,159	184,036
Savings accounts	40,525	35,888
Certificates of deposit
Consumer & commercial	349,266	326,257
Wholesale & brokered	769,036	685,619

Sub-total	1,118,302	1,011,876
Total interest bearing deposits	1,355,986	1,231,800

Total deposits	$1,397,264	$1,259,843

     Deposits increased $137.4 million during the three months ended March 31, 2004, to $1.4 billion, from $1.3 billion at December 31, 2003. This increase is due to a $54.0 million increase in community banking deposits and an $83.4 million increase in brokered and wholesale deposits. The increase in community banking deposits includes $36.2 million due to the Lost Pines acquisition. Excluding the effect of the Lost Pines acquisition, community banking deposits increased $17.8 million. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings are comprised of Federal Home Loan Bank “FHLB” advances. FHLB advances increased $199.5 million during the three months ended March 31, 2004 to $912.6 million, from $713.1 million at December 31, 2003. The increase in borrowings contributed to the funding of asset growth during the period. At March 31, 2004, FHLB advances were 39.2% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets are comprised of non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	March 31,	December 31,
	2004	2003
Non-performing loans
Single family mortgages	$2,215	$4,018
Commercial	1,446	1,246
Consumer	1,112	298

Total nonperforming loans	4,773	5,562

Real estate owned
Single family mortgages	393	439
Commercial	464	434
Other	—	—

Total real estate owned	857	873

Total nonperforming assets	$5,630	$6,435

     At March 31, 2004, we had $5.6 million in non-performing assets comprised of $4.8 million in loans that were 3 payments or more delinquent in nonaccrual status, and $857,000 of real estate owned. This compares to $6.4 million in non-performing assets at December 31, 2003, comprised of $5.6 million in loans that were 90 days or more in nonaccrual status, and $873,000 of real estate owned. Beginning in 2004, we changed our methodology for determining non-accrual loans from those loan 90 days or more delinquent to 3 payments or more delinquent. Had this change been the effect as of December 31, 2003 our non-performing loans would have been $2.8 million.

     Loans are generally placed on nonaccrual status upon becoming 3 payments past due as to interest or principal. Generally, consumer loans that are not secured by real estate are placed in nonaccrual status when deemed uncollectible. Such loans are charged off when they reach 120 days past due.

     At the time a loan is placed in nonaccrual status, the accrued but uncollected interest receivable is reversed and accounted for on a cash or recovery method thereafter, until qualifying for return to accrual status. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

     At March 31, 2004 and December 31, 2003, we had $8.6 million and $6.2 million, respectively, in loans that were classified as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

Allowance for Credit Losses

     We establish an allowance for credit losses based on management’s periodic evaluation of the loan portfolio and consider such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies and the estimated value of the underlying collateral, if any. Single family mortgages and consumer loans are evaluated as a group. Residential construction, commercial real estate, commercial business, mortgage banker finance and multi-family loans are evaluated individually. The allowance for credit losses is based principally on the frequency and severity of losses for an asset class, the historical loss experience for the type of loan and the delinquency status. The following table shows the activity in the allowance for credit losses for the periods indicated (dollars in thousands).

	For the Three Months Ended
	March 31,
	2004	2003
Beginning balance	$4,850	$1,143
Acquisition
Lost Pines	373	—
Provisions for credit losses
Single family	465	356
Commercial	265	(48)
Consumer	63	(5)
Charge-offs
Single family	—	—
Commercial	—	—
Consumer	(16)	—
Recoveries
Single family	—	—
Commercial	—	—
Consumer	—	1

Ending balance	$6,000	$1,447

Allowance for credit losses to non-performing loans	125.71%	95.01%
Allowance for credit losses to total loans	0.28	0.19
Allowance for credit losses to average loans	0.26	0.25
Net charge-offs to average loans	—	—

The allowance for credit losses at March 31, 2004 was $6.0 million, or 0.28% of total loans outstanding, an increase of $1.2 million from December 31, 2003. The increase in the allowance for credit losses was primarily due to the increase in the size of the single family and commercial portfolios. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

     See Note 1 to the consolidated financial statements in the company’s 2003 Annual Report on form 10-K for further discussion of our Allowance for Credit Losses.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at March 31, 2004:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	8.34%
Tier 1 risk-based capital ratio	6.00%	13.74%
Total risk-based capital	10.00%	14.17%

     The bank’s regulatory capital at March 31, 2004 was in excess of the “well capitalized” levels.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the three months ended March 31, 2004 and 2003, a significant source of funding has been from our deposits, both community banking and brokered.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At March 31, 2004, our borrowings from the FHLB were $912.6 million and our additional borrowing capacity was approximately $385 million. At March 31, 2004, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At March 31, 2004, we had approximately $17.1 million in available cash and the bank had the ability to pay approximately $6.6 million in dividends to us without prior regulatory approval.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at March 31, 2004 was a negative gap of $253.3 million, or 9.77%, of total assets, compared to a negative $277.7 million, or 12.3% of total assets at December 31, 2003.

     We also manage the risks associated with our single family mortgage warehouse and pipeline. Our mortgage warehouse consists of adjustable-rate loans, primarily for our portfolio and fixed-rate single family mortgage loans that are to be sold in the secondary market. Our pipeline consists of commitments to originate single family mortgage loans, both fixed and adjustable rate. The fixed rate loans in the pipeline will be sold in the secondary market. The risk associated with the pipeline is the potential for changes in interest rates on these types of loans from the time the customer locks in the rate on the loan and the time we sell the loan in the secondary market. To manage this risk, we enter into forward sales agreements to protect us from rising interest rates. On a forward sales agreement the sales price and delivery date are established at the time the agreement is entered into. As of March 31, 2004, our pipeline included $ 31.7 million of fixed rate loans with committed interest rates. We have entered into $29.1 million in forward sales agreements, based on expected close rate of 60% for these loans.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At March 31, 2004, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment. At March 31, 2004, our net interest income exposure was within the guidelines established by our board of directors.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$61,109	2.85%
Up 100 basis points	60,550	1.91
Base	59,417	—
Down 100 basis points.	$58,678	(1.24)

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective.

     No changes were made to the company’s internal control over financial reporting during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The company and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the company’s financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

  (b) Reports on Form 8-K

During the quarter ended March 31, 2004, the company filed the following reports on Form 8-K:

Current Report of Form 8-K dated January 8, 2004, which contained a press release announcing the completion of the acquisition of Jacksonville Bancorp, Inc. on December 30, 2003.

Current Report on Form 8-K dated February 18, 2004, which contained a press release announcing financial results for the quarter and full year ended December 31, 2003.

Current Report of Form 8-K dated March 2, 2004, which contained a press release announcing the completion of the acquisition of Lost Pines Bancshares, Inc. on February 29, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Bank Corp.
(Registrant)

Date: May 14, 2004	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.