Form 10-Q
period 2004-06-30
FRANKLIN BANK CORP
filed 2004-08-13
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
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

     As of August 12, 2004, there were 21,225,263 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$65,561	$47,064
Securities available for sale, at fair value (amortized cost of $68.3 million and $91.5 million at June 30, 2004 and December 31, 2003, respectively)	67,574	91,168
Federal Home Loan Bank stock and other investments, at cost	58,741	32,866
Mortgage-backed securities available for sale, at fair value (amortized cost of $146.8 million and $177.5 million at June 30, 2004 and December 31, 2003, respectively)	145,746	177,572
Loans held for sale	220,619	114,472
Loans held for investment (net of allowance for credit losses of $5.8 million and $4.9 million at June 30, 2004 and December 31, 2003, respectively)	2,412,369	1,698,644
Goodwill	57,407	54,377
Other intangible assets, net of amortization	4,064	3,705
Premises and equipment, net	11,054	9,381
Real estate owned	3,691	1,789
Other assets	23,396	20,262

TOTAL ASSETS	$3,070,222	$2,251,300

LIABILITIES
Deposits	$1,491,373	$1,259,843
Federal Home Loan Bank advances	1,289,256	713,119
Junior subordinated notes	20,194	20,135
Other liabilities	15,141	12,765

Total liabilities	2,815,964	2,005,862
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 35,000,000 shares authorized and 21,225,263 issued and outstanding at June 30, 2004 and December 31, 2003	212	212
Additional paid-in capital	243,037	243,089
Retained earnings	12,078	2,418
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(1,166)	(125)
Cash flow hedges, net	97	(156)

Total stockholders’ equity	254,258	245,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,070,222	$2,251,300

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
INTEREST INCOME
Cash equivalents and short-term investments	$762	$343	$1,667	$454
Mortgage-backed securities	1,288	266	2,791	597
Loans	25,030	8,705	46,357	14,070

Total interest income	27,080	9,314	50,815	15,121
INTEREST EXPENSE
Deposits	6,270	2,792	11,818	4,734
Federal Home Loan Bank advances	5,183	1,694	8,831	2,417
Junior subordinated notes	374	367	743	730

Total interest expense	11,827	4,853	21,392	7,881
Net interest income	15,253	4,461	29,423	7,240
PROVISION FOR CREDIT LOSSES	398	352	1,191	655

Net interest income after provision for credit losses	14,855	4,109	28,232	6,585
NON-INTEREST INCOME
Gain on sale of single family loans	903	669	1,266	768
Loan fee income	1,004	272	1,638	287
Deposit fees	679	52	1,154	79
Gain on sale of securities	4	171	113	613
Other	273	92	767	93

Total non-interest income	2,863	1,256	4,938	1,840
NON-INTEREST EXPENSE
Salaries and benefits	4,538	1,665	8,918	2,972
Occupancy	920	376	1,859	529
Professional fees	709	394	1,347	760
Professional fees — related parties	125	210	250	410
Data processing	906	258	1,497	412
Core deposit amortization	120	25	236	(202)
Other	2,052	671	4,173	955

Total non-interest expenses	9,370	3,599	18,280	5,836

Income before taxes	8,348	1,766	14,890	2,589
INCOME TAX EXPENSE	2,950	623	5,230	913

NET INCOME	$5,398	$1,143	$9,660	$1,676

Net income per common share
Basic	$0.26	$0.11	$0.46	$0.16
Diluted	$0.25	$0.11	$0.45	$0.16
Basic weighted average number of common shares outstanding	21,225,263	10,537,276	21,225,263	10,445,806
Diluted weighted average number of common shares outstanding	21,662,854	10,537,276	21,687,221	10,445,806

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended June 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,660	$1,676
Adjustments to reconcile net income to net cash flows used by operating activities:
Provision for credit losses	1,191	655
Net gain on sale of mortgage-backed securities and loans	(1,379)	(1,361)
Depreciation and amortization	692	548
Federal Home Loan Bank stock dividends	(310)	(164)
Funding of loans held for sale	(323,246)	(74,030)
Proceeds from sale of loans held for sale	149,301	40,203
Proceeds from principal repayments of loans held for sale	68,870	5,360
Net change in loans held for sale	1,072	1,280
Change in interest receivable	(5,562)	(2,151)
Change in other assets	23,420	(2,059)
Change in other liabilities	336	3,859

Net cash used by operating activities	(75,955)	(26,184)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Lost Pines	(7,148)	—
Purchase of Highland Lakes Bank	—	(15,261)
Cash and cash equivalents acquired from Lost Pines	7,850	—
Cash and cash equivalents acquired from Highland Lakes Bank	—	14,105
Funding of loans held for investment	(412,337)	(77,456)
Proceeds from principal repayments of loans held for investment	674,867	178,439
Proceeds from principal repayments of mortgage-backed securities	28,732	9,295
Proceeds from sales and repayments of securities	17,869	50,865
Proceeds from sale of real estate owned	309	1,058
Purchases of loans held for investment	(964,188)	(688,062)
Purchases of mortgage-backed securities	—	(36,588)
Purchases of Federal Home Loan Bank stock and other securities	(26,851)	(70,525)
Purchases of premises and equipment	(776)	(432)
Net change in loans held for investment	4,105	2,560

Net cash used by investing activities	(677,568)	(632,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	195,681	346,346
Proceeds from Federal Home Loan Bank advances	745,000	361,050
Repayment of Federal Home Loan Bank advances	(168,661)	—
Repayment of notes payable	—	(19)

Net cash provided by financing activities	772,020	707,377

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,497	49,191
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,064	18,675

CASH AND CASH EQUIVALENTS AT PERIOD END	$65,561	$67,866

Supplemental disclosures of cash flow information
Cash paid for interest	$18,776	$6,026
Cash paid for taxes	3,016	16
Noncash investing activities
Real estate owned acquired through foreclosure	$2,396	$731
Noncash financing activities
Issuance of common stock for Highland acquisition	$—	$2,700

See notes to consolidated interim financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$5,398	$1,143	$9,660	$1,676
Deduct: total stock-based employee expense determined under the fair value method for all awards granted, net of tax	(228)	(103)	(348)	(170)

Pro forma net income	$5,170	$1,040	$9,312	$1,506

Common share data
Basic earnings per share
As reported	$0.26	$0.11	$0.46	$0.16
Pro forma	$0.25	$0.10	$0.44	$0.14
Diluted earnings per share
As reported	$0.25	$0.11	$0.45	$0.16
Pro forma	$0.24	$0.10	$0.43	$0.14

2. Earnings per Common Share

     Basic and diluted earnings per share were computed as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$5,398	$1,143	$9,660	$1,676
Shares
Average common shares outstanding	21,225,263	10,537,276	21,225,263	10,445,806
Potentially dilutive common shares from options	437,591	—	461,958	—

Average common shares and potentially dilutive common shares outstanding	21,662,854	10,537,276	21,687,221	10,445,806
Basic EPS	$0.26	$0.11	$0.46	$0.16

Diluted EPS	$0.25	$0.11	$0.45	$0.16

     Options to purchase 298,748 and 243,700 shares of common stock at exercise prices of $10.00 and $12.00, respectively, were excluded from the computation of diluted EPS for the three and six months ended June 30, 2003, because the options’ exercise prices were greater than the fair market value of the common stock.

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the six months ended June 30, 2004 are as follows (in thousands):

	Lost Pines	Jacksonville	Highland	Franklin	Total
Balance, December 31, 2002	$—	$—	$—	$7,790	$7,790
Highland acquisition	—	—	10,066	—	10,066
Jacksonville acquisition	—	35,289	—	—	35,289
Purchase price adjustment	—	—	—	1,232	1,232

Balance at December 31, 2003	—	35,289	10,066	9,022	54,377
Lost Pines acquisition	3,887	—	—	—	3,887
Purchase price adjustment	—	(701)	(156)	—	(857)

Balance at June 30, 2004	$3,887	$34,588	$9,910	$9,022	$57,407

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total
Balance, December 31, 2002	$1,310	$6	$1,316
Highland acquisition	556	—	556
Jacksonville acquisition	2,000	669	2,669
Franklin CDI adjustment	(1,369)	—	(1,369)
Servicing rights originated	—	423	423
Amortization	(92)	(35)	(127)
Amortization adjustment	237	—	237

Balance at December 31, 2003	2,642	1,063	3,705
Lost Pines acquisition	165	—	165
Jacksonville CDI adjustment	5	—	5
Servicing rights originated	—	506	506
Amortization	(236)	(81)	(317)

Balance at June 30, 2004	$2,576	$1,488	$4,064

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

     At June 30, 2004 and December 31, 2003, the fair value of servicing rights retained from single family loan sales totaled $2.3 million and $1.1 million related to $141.2 million and $117.8 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the six months ended June 30, 2004 or the year ended December 31, 2003.

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

Significant Transactions

     On February 29, 2004, we acquired Lost Pines for approximately $7.1 million in cash, including $274,000 in direct acquisition costs. Lost Pines was a Texas-based bank holding company with approximately $39.9 million in assets and $36.2 million in deposits at the date of the acquisition.

     On December 30, 2003, we acquired Jacksonville for approximately $69.4 million in cash, including $1.7 million in direct acquisition costs. Jacksonville was a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits at the time of the acquisition.

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

     On April 30, 2003, we completed our acquisition of Highland. Total consideration for Highland was $18.8 million, including $15.0 million in cash, $2.7 million in shares of our common stock, valued at $10.00 per share, and $1.1 million in direct acquisition costs. At the time of the acquisition, Highland’s total assets were approximately $83.6 million and deposits were approximately $72.9 million. The acquisition of Highland complemented our existing community banking branches and expanded our presence in our target Texas market.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Net income was $9.7 million, or $0.45 per diluted share, for the six months ended June 30, 2004, compared to $1.7 million, or $0.16 per diluted share, for the six months ended June 30, 2003. The results of operations for the six months ended June 30, 2004 include activity for Lost Pines beginning March 1, 2004. The results of operations for the six months ended June 30, 2003 include activity for Highland beginning May 1, 2003.

     Net interest income. Net interest income increased $22.2 million to $29.4 million for the six months ended June 30, 2004, compared to $7.2 million for the same period in 2003. The increase was due to a $1.7 billion increase in average interest earning assets, resulting primarily from purchases and originations of single family loans, an increase in residential construction loans and the acquisition of Jacksonville. The net yield rose 58 basis points, from 1.81% for the six months ended June 30, 2003, to 2.39% for the six months ended June 30, 2004. This increase was due to the acquisition of Jacksonville, an increase in commercial and consumer loans, and higher yields on our single family mortgage portfolio.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the six months ended June 30, 2004 and 2003. Balances for both periods presented are based on daily averages, except for Jacksonville, for the period January 1, 2004, until it was converted to our general ledger on March 12, 2004, and Lost Pines, for the period March 1, 2004 through June 30, 2004, whose average balances are calculated using average monthly balances (dollars in thousands).

	Six Months Ended June 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$65,054	$236	0.72%	$30,841	$171	1.10%
Trading assets	—	—	—	9,214	109	2.36%
Available for sale securities	77,578	1,115	2.89%	537	3	1.13%
Federal Home Loan Bank stock and other investments	43,027	316	1.48%	14,187	171	2.43%
Mortgage-backed securities	164,758	2,791	3.39%	41,371	597	2.88%
Loans
Single family	1,768,777	36,651	4.14%	647,984	12,483	3.85%
Residential construction	205,941	5,433	5.31%	29,097	719	4.98%
Commercial real estate	47,923	1,576	6.61%	12,041	394	6.60%
Mortgage banker finance	16,863	301	3.59%	—	—	—
Commercial business	11,075	280	5.08%	8,842	267	6.10%
Consumer	60,745	2,116	7.01%	5,223	207	7.98%

Total loans	2,111,324	46,357	4.39%	703,187	14,070	4.01%

Total interest-earning assets	2,461,741	50,815	4.13%	799,337	15,121	3.79%
Non-interest-earning assets	91,756			22,801

Total assets	$2,553,497			$822,138

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$69,629	338	0.98%	$10,825	55	1.03%
Money market and savings	171,510	1,340	1.57%	30,338	288	1.91%
Certificates of deposit	341,195	3,242	1.91%	48,680	645	2.67%
Non-interest bearing deposits	31,081	—	—	8,024	—	—

Total community banking deposits	613,415	4,920	1.61%	97,867	988	2.03%
Wholesale and money desk	744,632	6,898	1.86%	340,379	3,746	2.20%

Total deposits	1,358,047	11,818	1.75%	438,246	4,734	2.18%
Federal Home Loan Bank advances	912,407	8,831	1.93%	259,877	2,417	1.86%
Junior subordinated notes	20,161	743	7.29%	20,031	730	7.25%

Total interest-bearing liabilities	2,290,615	21,392	1.87%	718,154	7,881	2.20%

Non-interest-bearing liabilities and stockholders’ equity	262,882			103,984

Total liabilities and stockholders’ equity	$2,553,497			$822,138

Net interest income/interest rate spread		$29,423	2.26%		$7,240	1.59%

Net yield on interest-earning assets			2.39%			1.81%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.47%			111.30%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Gain on sale of single family loans	$1,266	$768
Loan fee income	1,638	287
Deposit fees	1,154	79
Gains on sale of securities	113	613
Other	767	93

	$4,938	$1,840

     Non-interest income increased $3.1 million to $4.9 million for the six months ended June 30, 2004, compared to $1.8 million for the same period a year ago. This increase was primarily due to the expansion of our mortgage banking activities, the acquisitions of Highland, Jacksonville and Lost Pines and the overall growth of the company.

     Gains on sales of single family loans increased $498,000 during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. We originate loans through our retail and wholesale mortgage offices with the intention of selling the majority of loans originated, including the related servicing. During the six months ended June 30, 2004, we sold $148.5 million of single family loans, resulting in a gain of $1.3 million, compared to sales of $40.0 million for a gain of $768,000 during the six months ended June 30, 2003. This increase was due to an increase in average originations per branch as well as an increase in the number of branches. At June 30, 2004, we had 57 retail and wholesale mortgage origination offices, up from 33 at June 30, 2003.

     Loan fee income increased $1.4 million during the six months ended June 30, 2004, to $1.6 million, from $287,000 for the six months ended June 30, 2003. Of this increase, $408,000 was attributable to the expansion of our community banking business, including the acquisition of Jacksonville. The remaining increase related to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $1.3 million for the six months ended June 30, 2004, compared to $263,000 for the same period a year ago.

     Deposit fees increased $1.1 million during the six months ended June 30, 2004, to $1.2 million, up from $79,000 during the six months ended June 30, 2003. This increase was related to service charges on checking accounts, overdraft fees and fees charged for other banking related services and was directly related to an increase in the number of checking accounts from approximately 2,500 at June 30, 2003 to approximately 14,900 at June 30, 2004. The increase in the number of checking accounts was due to the acquisitions of Highland on April 30, 2003, Jacksonville on December 30, 2003 and Lost Pines on March 1, 2004. Additionally, we opened a new community banking branch in the greater Austin area during March 2003.

     Gains on sales of securities were $113,000 related to the sale of $18.4 million of securities during the six months ended June 30, 2004. This compares to a gain of $613,000 related of sales of $19.1 million of mortgage-backed securities in the corresponding prior year period. All of the securities sold during the six months ended June 30, 2004 came from the Jacksonville acquisition.

     The increase in other non-interest income totaling $674,000 includes the reversal of the credit mark on a loan acquired in the Franklin acquisition which was paid in full during the six months ended June 30, 2004. The acquisition of Highland added $153,000 related to ancillary income on other customer services provided and income earned on owned properties and other sources during the current period. Additionally, $124,000 of the increase in other non-interest income relates to income earned on a real estate investment acquired from Jacksonville.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Salaries and benefits	$8,918	$2,972
Occupancy	1,859	529
Professional fees	1,597	1,170
Data processing	1,497	412
Core deposit amortization	236	(202)
Other	4,173	955

	$18,280	$5,836

     Non-interest expense increased $12.5 million during the six months ended June 30, 2004, to $18.3 million, compared to $5.8 million for the six months ended June 30, 2003. The increase in non-interest expense is due to the acquisitions of Jacksonville, Highland and Lost Pines and due to the overall growth of the company.

     Salaries and benefits increased $5.9 million during the six months ended June 30, 2004, to $8.9 million, from $3.0 million during the same period a year ago. This increase was due to the acquisitions of Jacksonville, Highland and Lost Pines, as well as the overall growth of the company. The number of full time equivalent employees at June 30, 2004 totaled 493, as compared to 206 at June 30, 2003. The increase in headcount includes 132 from our mortgage production offices and 119 from the Jacksonville and Lost Pines acquisitions.

     Occupancy expense increased $1.3 million during the six months ended June 30, 2004, to $1.9 million, from $529,000 during the same period a year ago. The increase in occupancy expense is due to the acquisitions of Jacksonville, Highland and Lost Pines, which added nine, one and two community banking branches, respectively. Additionally, we expanded our corporate office in Houston, Texas, added a community banking branch in Austin, Texas, added two residential construction lending offices in 2003, and expanded our mortgage banking business, increasing the number of retail and wholesale offices from 33 at June 30, 2003 to 57 at June 30, 2004.

     Data processing expense increased $1.1 million during the six months ended June 30, 2004, to $1.5 million, from $412,000 during the six months ended June 30, 2003. The increase in data processing expense represents the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth and due to the acquisition and conversion of Jacksonville.

     Professional fees increased $427,000 during the six months ended June 30, 2004, to $1.6 million, from $1.2 million during the six months ended June 30, 2003. The increase in professional fees primarily relates to higher audit fees resulting from increased services, including compliance with the Sarbanes-Oxley Act of 2002, required since the company became public at the end of 2003. Additionally, legal fees have increased due to a lawsuit relating to construction lending activities that occurred prior to our acquisition of Franklin.

     Other non-interest expense increased $3.2 million during the six months ended June 30, 2004, to $4.2 million, from $955,000 during the six months ended June 30, 2003. This increase represents costs incurred to support our growth and expansion, including higher marketing, insurance, office supplies and postage and courier expenses, as well as increased costs related to mortgage banking activities and our acquisitions of Jacksonville, Highland and Lost Pines.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Net income was $5.4 million, or $0.25 per diluted share, for the three months ended June 30, 2004, compared to $1.1 million, or $0.11 per share, for the three months ended June 30, 2003. The results of operations for the three months ended June 30, 2003 include activity for Highland beginning May 1, 2003.

     Net interest income. Net interest income increased $10.8 million to $15.3 million for the three months ended June 30, 2004, compared to $4.5 million for the same period in 2003. The increase was due to a $1.6 billion increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans, an increase in residential construction loans and the acquisition of Jacksonville. The net yield increased 57 basis points, from 1.75% for the three months ended June 30, 2003 to 2.32% for the three months ended June 30, 2004. This increase was primarily due to the acquisition of Jacksonville, an increase in commercial and consumer loans, and higher yields on our single family mortgage portfolio.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended June 30, 2004 and 2003. Balances for both periods presented are based on daily averages, except for Lost Pines, whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended
	June 30, 2004			June 30, 2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$68,813	$150	0.86%	$38,306	$106	1.08%
Trading assets	—	—	—	17,887	108	2.39%
Available for sale securities	66,229	430	2.61%	1,067	3	1.13%
Federal Home Loan Bank stock and other investments	49,173	182	1.49%	20,850	126	2.42%
Mortgage-backed securities	156,952	1,288	3.28%	44,005	266	2.42%
Loans
Single family	1,925,833	19,848	4.12%	824,910	7,624	3.70%
Residential construction	229,500	2,970	5.20%	45,451	568	5.02%
Commercial real estate	50,719	795	6.30%	13,553	227	6.72%
Mortgage banker finance	27,296	247	3.64%	—	—	—
Commercial business	12,548	144	4.61%	10,342	159	6.16%
Consumer	57,196	1,026	7.21%	6,279	127	8.11%

Total loans	2,303,092	25,030	4.35%	900,535	8,705	3.87%

Total interest-earning assets	2,644,259	27,080	4.10%	1,022,650	9,314	3.64%
Non-interest-earning assets	107,377			29,700

Total assets	$2,751,636			$1,052,350

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$64,187	180	1.13%	$16,095	38	0.95%
Money market and savings	177,022	692	1.57%	45,358	207	1.83%
Certificates of deposit	346,514	1,698	1.97%	63,776	409	2.57%
Non-interest bearing deposits	41,815	—	—	10,620	—	—

Total community banking deposits	629,538	2,570	1.64%	135,849	654	1.93%
Wholesale and money desk	797,347	3,700	1.87%	404,793	2,138	2.12%

Total deposits	1,426,885	6,270	1.77%	540,642	2,792	2.07%
Federal Home Loan Bank advances	1,038,120	5,183	1.94%	385,250	1,694	1.75%
Junior subordinated notes	20,175	374	7.33%	20,045	367	7.25%

Total interest-bearing liabilities	2,485,180	11,827	1.89%	945,937	4,853	2.05%
Non-interest-bearing liabilities and stockholders’ equity	266,456			106,413

Total liabilities and stockholders’ equity	$2,751,636			$1,052,350

Net interest income/interest rate spread		$15,253	2.21%		$4,461	1.59%

Net yield on interest-earning assets			2.32%			1.75%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.40%			108.11%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Gain on sale of single family loans	$903	$669
Loan fee income	1,004	272
Deposit fees	679	52
Gains on sale of securities	4	171
Other	273	92

	$2,863	$1,256

     Non-interest income increased $1.6 million to $2.9 million for the three months ended June 30, 2004, compared to $1.3 million for the same period a year ago. This increase was primarily due to the expansion of our mortgage banking activities, the acquisitions of Highland, Jacksonville and Lost Pines and the overall growth of the company.

     Gains on sales of single family loans increased $234,000 during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was due to an increase in mortgage banking activity. During the three months ended June 30, 2004, we sold $71.8 million of single family loans, resulting in a gain of $903,000. During the three months ended June 30, 2003, we sold $33.9 million of single family loans for a gain of $669,000.

     Loan fee income increased $732,000 during the three months ended June 30, 2004, to $1.0 million, from $272,000 for the three months ended June 30, 2003. Of this increase, $201,000 was attributable to the expansion of our community banking business, including the acquisition of Jacksonville. The remaining increase related to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $877,000 during the three months ended June 30, 2004, compared to $257,000 during the same period a year ago.

     Deposit fees increased $627,000 during the three months ended June 30, 2004, to $679,000, up from $52,000 during the three months ended June 30, 2003. This increase was related to service charges on checking accounts, overdraft fees and fees charged for other banking related services and was directly related to an increase in the number of checking accounts from approximately 2,500 at June 30, 2003 to approximately 14,900 at June 30, 2004. The increase in the number of checking accounts was due to the Highland, Jacksonville and Lost Pines acquisitions.

     Gains on sales of securities were $171,000 related to the sale of $9.5 million of securities during the three months ended June 30, 2003. There were no sales of securities during the three months ended June 30, 2004.

     Other non-interest income increased $181,000 to $273,000, for the three months ended June 30, 2004, from $92,000 for the three months ended June 30, 2003. This increase is due to the acquisition of Highland which added $111,000 related to ancillary income on other customer services provided and income earned on owned properties and other sources. Additionally, $69,000 relates to income earned on a real estate investment acquired from Jacksonville.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Salaries and benefits	$4,538	$1,665
Occupancy	920	376
Professional fees	834	604
Data processing	906	258
Core deposit amortization	120	25
Other	2,052	671

	$9,370	$3,599

     Non-interest expense increased $5.8 million during the three months ended June 30, 2004, to $9.4 million, compared to $3.6 million for the three months ended June 30, 2003. The increase in non-interest expense is due to the acquisitions of Jacksonville, Highland and Lost Pines and due to the overall growth of the company.

     Salaries and benefits increased $2.9 million during the three months ended June 30, 2004, to $4.5 million, from $1.6 million during the year ago period. This increase was due to the acquisitions of Jacksonville, Highland and Lost Pines, and due to hiring of employees to manage and support our growth. The number of full time equivalent employees at June 30, 2004 totaled 493, as compared to 206 at June 30, 2003. The increase in headcount includes 132 from our mortgage production offices and 119 from the Jacksonville and Lost Pines acquisitions.

     Occupancy expense increased $544,000 during the three months ended June 30, 2004, to $920,000, from $376,000 for the three months ended June 30, 2003. The increase in occupancy expense was due to the acquisitions of Jacksonville, Highland and Lost Pines, which added nine, one and two community banking branches, respectively. Additionally, we expanded our mortgage banking business, increasing the number of retail and wholesale mortgage origination offices from 33 at June 30, 2003, to 57 at June 30, 2004.

     Professional fees increased $230,000 during the three months ended June 30, 2004, to $834,000, from $604,000 during the three months ended June 30, 2003. The increase in professional fees primarily relates to higher audit fees resulting from increased services required, including compliance with the Sarbanes-Oxley Act of 2002, since the company became public at the end of 2003. Additionally, legal fees have increased due to a lawsuit relating to construction lending activity that occurred prior to our acquisition of Franklin.

     Data processing expense increased $648,000 during the three months ended June 30, 2004, to $906,000, from $258,000 during the three months ended June 30, 2003. The increase in data processing expense represents the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth and due to the conversion of Jacksonville to our platform during the quarter ended June 30, 2004.

     Other non-interest expense increased $1.4 million during the three months ended June 30, 2004, to $2.1 million, from $671,000 during the three months ended June 30, 2003. This increase represents costs incurred to support our growth and expansion, including higher marketing, insurance, office supplies and travel expenses, as well as increased costs related to mortgage banking activities and our acquisitions of Jacksonville, Highland and Lost Pines.

Financial Condition

General. Total assets increased $818.9 million to $3.1 billion at June 30, 2004, from $2.3 billion at December 31, 2003. The increase in assets was primarily attributable to purchases and originations of single family loans, new residential construction loans, growth in the mortgage banker finance portfolio, and the acquisition of Lost Pines, which added approximately $39.9 million in assets.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, there were no securities held-to-maturity.

	June 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
Mortgage-backed securities:
Agency fixed rate	$23,981	$164	$(519)	$23,626
Agency adjustable rate	122,813	265	(958)	122,120

Total mortgage-backed securities	146,794	429	(1,477)	145,746

Federal Home Loan Bank stock	58,306	—	—	58,306
Mutual fund investment	51,296	—	(618)	50,678
Agency securities	11,203	3	(108)	11,098
U.S. Treasury securities	1,393	—	(2)	1,391
Municipal bonds	2,082	15	(3)	2,094
Corporate securities	2,318	3	(8)	2,313
Other equity investments	435	—	—	435

Total Federal Home Loan Bank stock and other investments	127,033	21	(739)	126,315

Total investment portfolio	$273,827	$450	$(2,216)	$272,061

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Other investments
Federal Home Loan Bank stock	32,429	—	—	32,429
Mutual fund investment	51,295	—	(308)	50,987
U.S. Agency securities	38,888	—	—	38,888
U.S. Treasury securities	1,294	—	(1)	1,293
Other equity securities	437	—	—	437

Total Federal Home Loan Bank stock and other investments	124,343	—	(309)	124,034

	$301,795	$217	$(406)	$301,606

     Our investment portfolio declined $29.5 million during the six months ended June 30, 2004, to $272.1 million, from $301.6 million at December 31, 2003. The decline in the investment portfolio was due to sales totaling $18.4 million and principal repayments. The Lost Pines acquisition added $10.2 million to our investment portfolio. The unrealized loss on securities available for sale was $1.2 million at June 30, 2004, as compared to $125,000 at December 31, 2003. This decline was due to higher market interest rates at June 30, 2004 as compared to December 31, 2003.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$2,002,914	83.34%	$1,404,730	83.19%
Mortgage banker finance	37,531	1.56	3,715	0.22
Residential construction	241,299	10.04	161,759	9.58
Commercial real estate	50,150	2.09	37,115	2.20
Commercial business	10,057	0.42	8,556	0.50
Multi-family	4,978	0.21	5,948	0.35
Consumer	56,341	2.34	66,821	3.96

Sub-total	2,403,270	100.00%	1,688,644	100.00%
Allowance for credit losses	(5,848)		(4,850)
Deferred loan fees	14,947		14,850

Total loans held for investment	2,412,369		1,698,644

Held for sale:
Single family mortgages	219,194		112,706
Deferred loan fees	1,425		1,766

Total loans held for sale	220,619		114,472

Total loans	$2,632,988		$1,813,116

     The loan portfolio increased $821.1 million, to $2.6 billion at June 30, 2004, compared to $1.8 billion at December 31, 2003. This increase was primarily in the single family and residential construction loan portfolios. Additionally, the Lost Pines acquisition added approximately $19.3 million to the loan portfolio. Single family loans held for investment increased $598.2 million to $2.0 billion at June 30, 2004, from $1.4 billion at December 31, 2003. During the six months ended June 30, 2004, purchases of single family loans totaled $960.7 million, partially offset by principal repayments of $440.3 million. Single family loans held for sale increased $106.5 million to $219.2 million at June 30, 2004, from $112.7 million at December 31, 2003. This growth came from originations in our wholesale origination offices in California, Texas and Tennessee and our 54 retail mortgage origination offices located in 19 states throughout the United States. Sales of single family loans totaled $148.5 million. The residential construction loan portfolio increased $79.6 million to $241.3 million at June 30, 2004, from $161.7 million at December 31, 2003 due to originations which totaled $221.1 million. Principal repayments on residential construction loans were $142.5 million during the six months ended June 30, 2004.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	June 30,	December 31,
	2004	2003
Non-interest bearing	$33,505	$24,156
Custodial accounts	15,631	3,887
Interest bearing deposits
Transaction accounts	61,149	70,206
Money market accounts	143,952	113,830

Sub-total	205,101	184,036
Savings accounts	37,006	35,888
Certificates of deposit
Consumer & commercial	340,392	326,257
Wholesale & brokered	859,738	685,619

Sub-total	1,200,130	1,011,876
Total interest bearing deposits	1,442,237	1,231,800

Total deposits	$1,491,373	$1,259,843

     Deposits increased $231.5 million during the six months ended June 2004, to $1.5 billion, from $1.3 billion at December 31, 2003. This increase is due to a $57.4 million increase in community banking deposits and a $174.1 million increase in brokered and wholesale deposits. The increase in community banking deposits includes $36.2 million acquired from Lost Pines. Excluding the effect of the Lost Pines acquisition, community banking deposits increased $21.2 million. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings are comprised of Federal Home Loan Bank “FHLB” advances. FHLB advances increased $576.1 million during the six months ended June 30, 2004 to $1.3 billion, from $713.1 million at December 31, 2003. The increase in borrowings contributed to the funding of asset growth during the period. At June 30, 2004, FHLB advances were 46.0% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets are comprised of non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	June 30,	December 31,
	2004	2003
Non-performing loans
Single family mortgages	$3,190	$4,018
Commercial	2,661	1,246
Consumer	939	298

Total nonperforming loans	6,790	5,562

Real estate owned
Single family mortgages	241	439
Commercial	2,582	434
Other	—	—

Total real estate owned	2,823	873

Total nonperforming assets	$9,613	$6,435

     At June 30, 2004, we had $9.6 million in non-performing assets comprised of $6.8 million in loans that were three payments or more delinquent in nonaccrual status, and $2.8 million of real estate owned. This compares to $6.4 million in non-performing assets at December 31, 2003, comprised of $5.6 million in loans that were 90 days or more in nonaccrual status, and $873,000 of real estate owned. Additionally, at June 30, 2004, the company had $4.6 million of loans that were four payments or more delinquent and still accruing interest. Of this amount, $4.1 million of single family loans are serviced by others, which are under an agreement whereby we receive scheduled payments until foreclosure. Beginning in 2004, we changed our methodology for determining non-accrual loans from those loan 90 days or more delinquent to three payments or more delinquent. Had this change been in effect as of December 31, 2003 our non-performing loans would have been $2.8 million.

     The increase in non-performing loans from December 31, 2003, relates primarily to residential construction loans acquired in the acquisition of Jacksonville. The increase in real estate owned is due to the foreclosure on one builder loan. This loan was comprised of 21 homes that were substantially complete at the time of foreclosure.

     Loans are generally placed on nonaccrual status upon becoming three payments past due as to interest or principal. Generally, consumer loans that are not secured by real estate are placed on nonaccrual status when deemed uncollectible. Such loans are charged off when they reach 120 days past due.

     At the time a loan is placed on nonaccrual status, the accrued but uncollected interest receivable is reversed and accounted for on a cash or recovery method thereafter, until qualifying for return to accrual status. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.

     At June 30, 2004 and December 31, 2003, we had $5.6 million and $6.2 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Six Months Ended
	June 30,
	2004	2003
Beginning balance	$4,850	$1,143

Acquisitions	362	870
Provisions for credit losses
Single family	101	672
Commercial	1,031	(15)
Consumer	59	(2)
Charge-offs
Single family	—	(216)
Commercial	(494)	—
Consumer	(63)	(36)
Recoveries
Single family	—	—
Commercial	2	2
Consumer	—	1

Ending balance	$5,848	$2,419

Allowance for credit losses to non-performing loans	86.14%	108.61%
Allowance for credit losses to total loans	0.22	0.26
Allowance for credit losses to average loans	0.28	0.34
Net charge-offs to average loans	0.03	0.04

The allowance for credit losses at June 30, 2004 was $5.8 million, or 0.22% of total loans outstanding, an increase of $998,000 from December 31, 2003. The increase in the allowance for credit losses was primarily due to the increase in the size of the commercial portfolio. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

     Charge-offs for the six months ended June 30, 2004 were $557,000 and primarily relate to a residential construction loan and a small business loan. The residential construction loan charge-off totaled $193,000 and was foreclosed on in June 2004. The small business loan charge-off totaled $175,000 and was completely charged off in May 2004.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at June 30, 2004:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	7.28%
Tier 1 risk-based capital ratio	6.00%	11.89%
Total risk-based capital	10.00%	12.24%

     The bank’s regulatory capital at June 30, 2004 was in excess of the “well capitalized” levels.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the six months ended June 30, 2004 and 2003, a significant source of funding has been from our deposits, both community banking and brokered.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At June 30, 2004, our borrowings from the FHLB were $1.3 billion and our additional borrowing capacity was approximately $200 million. At June 30, 2004, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At June 30, 2004, we had approximately $12.8 million in available cash and the bank had the ability to pay approximately $15.7 million in dividends to us without prior regulatory approval.

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

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at June 30, 2004 was a negative gap of $136.7 million, or 4.5%, of total assets, compared to a negative $277.7 million, or 12.3% of total assets at December 31, 2003.

     We also manage the risks associated with our single family mortgage warehouse and pipeline. Our mortgage warehouse consists of adjustable-rate loans, primarily for our portfolio and fixed-rate single family mortgage loans that are to be sold in the secondary market. Our pipeline consists of commitments to originate single family mortgage loans, both fixed and adjustable rate. The fixed rate loans in the pipeline will be sold in the secondary market. The risk associated with the pipeline is the potential for changes in interest rates on these types of loans from the time the customer locks in the rate on the loan and the time we sell the loan in the secondary market. To manage this risk, we enter into forward sales agreements to protect us from rising interest rates. On a forward sales agreement the sales price and delivery date are established at the time the agreement is entered into. As of June 30, 2004, our pipeline included $51.6 million of fixed rate loans with committed interest rates. We have entered into $23.5 million in forward sales agreements, based on expected close rate of 67.5% for these loans.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At June 30, 2004, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment. At June 30, 2004, our net interest income exposure was within the guidelines established by our board of directors.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$72,747	4.46%
Up 100 basis points	68,891	3.03
Base	60,714	—
Down 100 basis points.	$53,535	(2.67)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 5, 2004, shareholders voted on the following matters:

1)	To elect three Class I director nominees to serve until the 2007 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld

Lawrence Chimerine, Ph.D.	18,622,824	68,778
James A. Howard	18,621,824	69,778
Anthony J. Nocella	18,484,924	206,678

2)	To ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

Total Votes For	Total Votes Against	Total Abstentions

18,679,902	10,700	1,000

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

  (b) Reports on Form 8-K

During the quarter ended June 30, 2004, the company filed the following report on Form 8-K:

Current Report on Form 8-K dated April 28, 2004, which contained a press release announcing financial results for the quarter ended March 31, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Bank Corp.
(Registrant)

Date: August 13, 2004	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.