Form 10-Q
period 2004-09-30
FRANKLIN BANK CORP
filed 2004-11-12
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004
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

     As of November 11, 2004, there were 21,225,263 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$248,919	$47,064
Securities available for sale, at fair value (amortized cost of $65.4 million and $91.5 million at September 30, 2004 and December 31, 2003, respectively)	64,851	91,168
Federal Home Loan Bank stock and other investments, at cost	65,218	32,866
Mortgage-backed securities available for sale, at fair value (amortized cost of $126.6 million and $177.5 million at September 30, 2004 and December 31, 2003, respectively)	126,983	177,572
Loans held for sale	208,723	114,472
Loans held for investment (net of allowance for credit losses of $6.3 million and $4.9 million at September 30, 2004 and December 31, 2003, respectively)	2,496,450	1,698,644
Goodwill	57,492	54,377
Other intangible assets, net of amortization	4,198	3,705
Premises and equipment, net	11,000	9,381
Real estate owned	4,339	1,789
Other assets	20,381	20,262

TOTAL ASSETS	$3,308,554	$2,251,300

LIABILITIES
Deposits	$1,567,710	$1,259,843
Federal Home Loan Bank advances	1,438,778	713,119
Junior subordinated notes	20,224	20,135
Other liabilities	20,186	12,765

Total liabilities	3,046,898	2,005,862
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 21,225,263 issued and outstanding at September 30, 2004 and December 31, 2003	212	212
Additional paid-in capital	243,037	243,089
Retained earnings	18,614	2,418
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(132)	(125)
Cash flow hedges, net	(75)	(156)

Total stockholders’ equity	261,656	245,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,308,554	$2,251,300

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Cash equivalents and short-term investments	$930	$559	$2,598	$1,013
Mortgage-backed securities	1,162	316	3,953	913
Loans	30,078	10,306	76,435	24,376

Total interest income	32,170	11,181	82,986	26,302
INTEREST EXPENSE
Deposits	7,302	3,186	19,121	7,920
Federal Home Loan Bank advances	7,519	2,164	16,350	4,581
Reverse repurchase agreements	—	35	—	35
Junior subordinated notes	373	371	1,115	1,101

Total interest expense	15,194	5,756	36,586	13,637
Net interest income	16,976	5,425	46,400	12,665
PROVISION FOR CREDIT LOSSES	556	221	1,747	876

Net interest income after provision for credit losses	16,420	5,204	44,653	11,789
NON-INTEREST INCOME
Gain on sale of single family loans	1,883	602	3,149	1,370
Loan fee income	1,297	716	2,934	1,047
Deposit fees	628	48	1,782	127
Gain on sale of securities	72	247	185	860
Other	82	167	850	261

Total non-interest income	3,962	1,780	8,900	3,665
NON-INTEREST EXPENSE
Salaries and benefits	5,009	1,409	13,927	4,381
Occupancy	900	522	2,654	1,051
Data processing	1,015	434	2,616	846
Professional fees	869	364	2,217	1,124
Professional fees — related parties	125	210	375	620
Loan expenses, net	695	422	1,510	538
Core deposit amortization	119	28	355	(174)
Other	1,620	811	4,978	1,695

Total non-interest expenses	10,352	4,200	28,632	10,081

Income before taxes	10,030	2,784	24,921	5,373
INCOME TAX EXPENSE	3,494	975	8,725	1,888

NET INCOME	$6,536	$1,809	$16,196	$3,485

Net income per common share
Basic	$0.30	$0.17	$0.76	$0.33
Diluted	$0.30	$0.17	$0.75	$0.33
Basic weighted average number of common shares outstanding	21,225,263	10,623,320	21,225,263	10,505,628
Diluted weighted average number of common shares outstanding	21,605,178	10,623,320	21,659,674	10,505,628

See notes to consolidated interim financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,196	$3,485
Adjustments to reconcile net income to net cash flows used by operating activities:
Provision for credit losses	1,747	876
Net gain on sale of mortgage-backed securities and loans	(3,334)	(2,307)
Depreciation and amortization	1,508	737
Federal Home Loan Bank stock dividends	(602)	(285)
Funding of loans held for sale	(466,430)	(200,127)
Proceeds from sale of loans held for sale	232,143	104,421
Proceeds from principal repayments of loans held for sale	144,449	23,518
Net change in loans held for sale	(4,413)	(1,557)
Change in interest receivable	(5,391)	(4,298)
Change in other assets	5,979	(2,190)
Change in other liabilities	5,380	4,845

Net cash used by operating activities	(72,768)	(72,882)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Lost Pines	(7,148)	—
Purchase of Highland Lakes Bank	—	(15,995)
Cash and cash equivalents acquired from Lost Pines	7,850	—
Cash and cash equivalents acquired from Highland Lakes Bank	—	14,105
Funding of loans held for investment	(697,140)	(145,841)
Proceeds from principal repayments of loans held for investment	1,030,019	362,282
Proceeds from principal repayments of mortgage-backed securities	48,809	16,527
Proceeds from sales of loans held for investment	210,255	—
Proceeds from sales and repayments of securities	38,988	70,379
Proceeds from sale of real estate owned	1,239	1,070
Purchases of loans held for investment	(1,315,229)	(1,103,295)
Purchases of mortgage-backed securities	—	(114,230)
Purchases of Federal Home Loan Bank stock and other securities	(33,036)	(76,803)
Purchases of premises and equipment	(1,400)	(630)
Net change in loans held for investment	(6,370)	5,464

Net cash used by investing activities	(723,163)	(986,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	271,875	596,029
Proceeds from Federal Home Loan Bank advances	992,500	542,550
Repayment of Federal Home Loan Bank advances	(266,589)	(56,500)
Repayment of notes payable	—	(19)
Payment of common stock issuance costs	—	(51)

Net cash provided by financing activities	997,786	1,082,009

NET INCREASE IN CASH AND CASH EQUIVALENTS	201,855	22,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,064	18,675

CASH AND CASH EQUIVALENTS AT PERIOD END	$248,919	$40,835

Supplemental disclosures of cash flow information
Cash paid for interest	$32,554	$10,515
Cash paid for taxes	4,215	69
Noncash investing activities
Real estate owned acquired through foreclosure	$3,294	$648
Noncash financing activities
Issuance of common stock for Highland acquisition	$—	$2,700

See notes to consolidated interim financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Recent accounting standards

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition, results of operations or cash flows.

In March 2004, SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) was issued, which addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The company measures the fair value of interest rate lock commitments based on the estimated fair value of the underlying mortgage loans, including the value of the servicing, when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. SAB 105 did not have a material impact on the company’s Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$6,536	$1,809	$16,196	$3,485
Deduct: total stock-based employee expense determined under the fair value method for all awards granted, net of tax	(286)	(119)	(634)	(287)

Pro forma net income	$6,250	$1,690	$15,562	$3,198

Common share data
Basic earnings per share
As reported	$0.30	$0.17	$0.76	$0.33
Pro forma	$0.29	$0.16	$0.73	$0.30
Diluted earnings per share
As reported	$0.30	$0.17	$0.75	$0.33
Pro forma	$0.29	$0.16	$0.72	$0.30

2. Earnings per Common Share

     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$6,536	$1,809	$16,196	$3,485
Shares
Average common shares outstanding	21,225,263	10,623,320	21,225,263	10,505,628
Potentially dilutive common shares from options	379,915	—	434,411	—

Average common shares and potentially dilutive common shares outstanding	21,605,178	10,623,320	21,659,674	10,505,628
Basic EPS	$0.30	$0.17	$0.76	$0.33

Diluted EPS	$0.30	$0.17	$0.75	$0.33

     Options to purchase 293,505 and 240,700 shares of common stock at exercise prices of $10.00 and $12.00, respectively, were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2003, because the options’ exercise prices were greater than the fair market value of the common stock.

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2003 and the nine months ended September 30, 2004 are as follows (in thousands):

	Lost Pines	Jacksonville	Highland	Franklin	Total
Balance, December 31, 2002	$—	$—	$—	$7,790	$7,790
Highland acquisition	—	—	10,066	—	10,066
Jacksonville acquisition	—	35,289	—	—	35,289
Purchase price adjustment	—	—	—	1,232	1,232

Balance at December 31, 2003	—	35,289	10,066	9,022	54,377
Lost Pines acquisition	3,887	—	—	—	3,887
Purchase price adjustment	86	(702)	(156)	—	(772)

Balance at September 30, 2004	$3,973	$34,587	$9,910	$9,022	$57,492

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total
Balance, December 31, 2002	$1,310	$6	$1,316
Highland acquisition	556	—	556
Jacksonville acquisition	2,000	669	2,669
Franklin core deposit intangible adjustment	(1,369)	—	(1,369)
Servicing rights originated	—	423	423
Amortization	(92)	(35)	(127)
Amortization adjustment	237	—	237

Balance at December 31, 2003	2,642	1,063	3,705
Lost Pines acquisition	165	—	165
Jacksonville core deposit intangible adjustment	5	—	5
Servicing rights originated	—	850	850
Amortization	(355)	(172)	(527)

Balance at September 30, 2004	$2,457	$1,741	$4,198

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

     At September 30, 2004 and December 31, 2003, the fair value of servicing rights retained from single family loan sales totaled $2.0 million and $1.1 million related to $151.9 million and $117.8 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the nine months ended September 30, 2004 or the year ended December 31, 2003.

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

     Forward-looking statements involve inherent risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to:

•	risks and uncertainties related to acquisitions and divestitures, including related integration and restructuring activities, and changes in our mix of product offerings;

•	prevailing economic conditions;

•	changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gains on sale results in our mortgage business, as well as other aspects of our financial performance;

•	the level of defaults, losses and prepayments on loans made by us, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, credit loss reserve levels and our periodic valuation of our retained interests from securitizations we may engage in;

•	changes in accounting principles, policies and guidelines;

•	adverse changes or conditions in capital or financial markets, which can adversely affect our ability to sell or securitize loan originations on a timely basis or at prices which are acceptable to us, as well as other aspects of our financial performance;

•	actions by rating agencies and the effects of these actions on our businesses, operations and funding requirements;

•	changes in applicable laws, rules, regulations or practices with respect to accounting, tax and legal issues, whether of general applicability or specific to us and our subsidiaries; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

     In addition, we regularly explore opportunities for acquisitions of, and hold discussions with, financial institutions and related businesses, and also regularly explore opportunities for acquisitions of liabilities and assets of financial institutions and other financial services providers. Discussions regarding potential acquisitions may be commenced at any time, may proceed rapidly and agreements may be concluded and announced at any time. Any potential acquisition, and any combination of potential acquisitions, may be material in size relative to our existing assets and operations. We routinely analyze our lines of business and from time to time may increase, decrease or terminate one or more activities.

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

Critical Accounting Policies

     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances existing at the time such estimates, judgements and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations. These policies are described in further detail in the Company’s 2003 Annual Report of Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Significant Transactions

     On September 7, 2004, the company announced the signing of a definitive agreement with Cedar Creek Bancshares, Inc., or Cedar Creek, whereby Cedar Creek will merge into a subsidiary of Franklin Bank Corp. This transaction is scheduled to close during the fourth quarter of 2004. Cedar Creek operates five community banking offices in East Texas. At June 30, 2004, Cedar Creek had approximately $104.9 million in assets and $93.8 million in deposits. The company has received all regulatory approvals required for the completion of the merger.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Net income was $16.2 million, or $0.75 per diluted share, for the nine months ended September 30, 2004, compared to $3.5 million, or $0.33 per diluted share, for the nine months ended September 30, 2003. The results of operations for the nine months ended September 30, 2004 include activity for Lost Pines beginning March 1, 2004. The results of operations for the nine months ended September 30, 2003 include activity for Highland beginning May 1, 2003.

     Net interest income. Net interest income increased $33.7 million to $46.4 million for the nine months ended September 30, 2004, compared to $12.7 million for the same period in 2003. The increase was due to a $1.7 billion increase in average interest–earning assets, resulting primarily from purchases and originations of single family loans, an increase in residential construction loans and the acquisition of Jacksonville. The net yield rose 54 basis points, from 1.78% for the nine months ended September 30, 2003, to 2.32% for the nine months ended September 30, 2004. This increase was due to the acquisition of Jacksonville, an increase in commercial and consumer loans, and higher yields on our single family mortgage portfolio.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the nine months ended September 30, 2004 and 2003. Balances for both periods presented are based on daily averages, except for Jacksonville, for the period January 1, 2004, until it was converted to our general ledger on March 12, 2004, Lost Pines, for the period March 1, 2004 until it was converted to our general ledger on July 23, 2004 and Highland for the period May 1, 2003 until it was converted to our general ledger on May 23, 2003, whose average balances are calculated using average monthly balances (dollars in thousands).

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$64,692	$450	0.91%	$45,719	$344	0.99%
Trading assets	—	—	—	6,109	109	2.38%
Available for sale securities	73,926	1,535	2.77%	17,971	275	2.05%
FHLB stock and other investments	49,330	613	1.66%	16,956	285	2.25%
Mortgage-backed securities	156,366	3,953	3.37%	46,721	913	2.61%
Loans
Single family	1,961,881	60,391	4.10%	737,341	21,326	3.86%
Residential construction	219,981	9,118	5.54%	46,501	1,678	4.83%
Commercial real estate	48,687	2,435	6.68%	13,029	651	6.68%
Mortgage banker finance	28,455	872	4.09%	154	4	3.45%
Commercial business	10,133	402	5.30%	9,252	422	6.10%
Consumer	61,200	3,217	7.02%	4,924	295	8.00%

Total loans	2,330,337	76,435	4.38%	811,201	24,376	4.01%

Total interest-earning assets	2,674,651	82,986	4.14%	944,677	26,302	3.71%
Non-interest-earning assets	98,458			28,648

Total assets	$2,773,109			$973,325

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$68,031	492	0.97%	$11,991	87	0.98%
Money market and savings	174,671	2,110	1.61%	41,972	544	1.73%
Certificates of deposit	339,417	5,002	1.97%	57,775	1,150	2.66%
Non-interest bearing deposits	38,387	—	—	10,331	—	—

Total community banking	620,506	7,604	1.64%	122,069	1,781	1.95%
Wholesale and money desk	809,237	11,517	1.90%	388,381	6,139	2.11%

Total deposits	1,429,743	19,121	1.79%	510,450	7,920	2.07%
FHLB advances	1,056,370	16,350	2.06%	332,205	4,581	1.83%
Reverse repurchase agreements	—	—	—	4,059	35	1.14%
Junior subordinated notes	20,175	1,115	7.26%	20,045	1,101	7.25%

Total interest-bearing liabilities	2,506,288	36,586	1.94%	866,759	13,637	2.10%

Non-interest-bearing liabilities and stockholders’ equity	266,821			106,566

Total liabilities and stockholders’ equity	$2,773,109			$973,325

Net interest income/interest rate spread		$46,400	2.20%		$12,665	1.61%

Net yield on interest-earning assets			2.32%			1.78%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.72%			108.99%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Gain on sale of single family loans	$3,149	$1,370
Loan fee income	2,934	1,047
Deposit fees	1,782	127
Gains on sale of securities	185	860
Other	850	261

	$8,900	$3,665

     Non-interest income increased $5.2 million to $8.9 million for the nine months ended September 30, 2004, compared to $3.7 million for the same period a year ago. This increase was primarily due to the expansion of our mortgage banking activities, the acquisitions of Highland, Jacksonville and Lost Pines and the overall growth of the company.

     Gains on sales of single family loans increased $1.8 million during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. We originate loans through our retail and wholesale mortgage offices with the intention of selling the majority of loans originated, including the related servicing. During the nine months ended September 30, 2004, we sold $439.2 million of single family loans, resulting in a gain of $3.2 million. Loans sold totaling $208.7 million were from our held for investment portfolio to reduce the extension risk of the duration in this portfolio, to reduce our exposure in California and to reduce the overall size of the portfolio. Sales during the nine months ended September 30, 2003, totaled $103.8 million for a gain of $1.4 million. The increase in sales was due to an increase in average originations per branch as well as an increase in the number of branches. At September 30, 2004, we had 59 retail and wholesale mortgage origination offices, up from 33 at September 30, 2003.

     Loan fee income increased $1.9 million during the nine months ended September 30, 2004, to $2.9 million, from $1.0 million for the nine months ended September 30, 2003. This increase is related to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $2.5 million for the nine months ended September 30, 2004, compared to $649,000 for the same period a year ago.

     Deposit fees increased $1.7 million during the nine months ended September 30, 2004, to $1.8 million, up from $127,000 during the nine months ended September 30, 2003. This increase was related to service charges on checking accounts, overdraft fees and fees charged for other banking related services and was directly related to an increase in the number of checking accounts from approximately 2,500 at September 30, 2003 to approximately 15,000 at September 30, 2004. The increase in the number of checking accounts was due to the acquisitions of Jacksonville on December 30, 2003 and Lost Pines on February 29, 2004.

     Gains on sales of securities were $185,000 related to the sale of $22.3 million of securities during the nine months ended September 30, 2004. This compares to a gain of $860,000 related of sales of $45.2 million of securities in the corresponding prior year period. All of the securities sold during the nine months ended September 30, 2004 came from the Jacksonville acquisition.

     The increase in other non-interest income totaling $589,000 includes the reversal of the credit mark on a loan acquired in the Franklin acquisition which was paid in full during the nine months ended September 30, 2004. The acquisition of Highland added $176,000 related to ancillary income on other customer services provided and income earned on owned properties and other sources during the current period.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Salaries and benefits	$13,927	$4,381
Occupancy	2,654	1,051
Data processing	2,616	846
Professional fees	2,592	1,744
Loan expenses, net	1,510	538
Core deposit amortization	355	(174)
Other	4,978	1,695

	$28,632	$10,081

     Non-interest expense increased $18.5 million during the nine months ended September 30, 2004, to $28.6 million, compared to $10.1 million for the nine months ended September 30, 2003. The increase in non-interest expense is due to the acquisitions of Jacksonville, Highland and Lost Pines and the overall growth of the company.

     Salaries and benefits increased $9.5 million during the nine months ended September 30, 2004, to $13.9 million, from $4.4 million during the same period a year ago. This increase was due to the acquisitions of Jacksonville, Highland and Lost Pines, as well as the overall growth of the company. The number of full time equivalent employees at September 30, 2004 totaled 493, as compared to 261 at September 30, 2003. The increase in headcount includes 72 from our mortgage production offices and 119 from the Jacksonville and Lost Pines acquisitions.

     Occupancy expense increased $1.6 million during the nine months ended September 30, 2004, to $2.7 million, from 1.1 million during the same period a year ago. The increase in occupancy expense is due to the acquisitions of Jacksonville, Highland and Lost Pines, which added nine, one and two community banking branches, respectively. Additionally, we expanded our corporate office in Houston, Texas, added a community banking branch in Austin, Texas and added two residential construction lending offices in 2003, and expanded our mortgage banking business, increasing the number of retail and wholesale offices from 33 at September 30, 2003 to 59 at September 30, 2004.

     Data processing expense increased $1.8 million during the nine months ended September 30, 2004, to $2.6 million, from $846,000 during the nine months ended September 30, 2003. The increase in data processing expense represents the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth and due to the acquisition and conversion of Jacksonville.

     Professional fees increased $848,000 during the nine months ended September 30, 2004, to $2.6 million, from $1.7 million during the nine months ended September 30, 2003. The increase in professional fees primarily relates to higher audit fees resulting from increased services, including compliance with the Sarbanes-Oxley Act of 2002, required since the company became public at the end of 2003. Additionally, legal fees have increased due to a lawsuit relating to construction lending activities that occurred prior to our acquisition of Franklin.

     Loan expense increased $972,000 to $1.5 million for the nine months ended September 30, 2004, compared to $538,000 for the nine months ended September 30, 2003. The increase in loan expense is due to an increase in mortgage banking activity from purchases and sales of single family loans during the current period as compared to the prior year period. An increase in residential construction loan originations also contributed to the increase in loan expense.

     Other non-interest expense increased $3.3 million during the nine months ended September 30, 2004, to $5.0 million, from $1.7 million during the nine months ended September 30, 2003. This increase represents costs incurred to support our growth and expansion, including higher marketing, insurance, office supplies and postage and courier expenses, as well as increased costs related to our acquisitions of Jacksonville, Highland and Lost Pines.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Net income was $6.5 million, or $0.30 per diluted share, for the three months ended September 30, 2004, compared to $1.8 million, or $0.17 per share, for the three months ended September 30, 2003.

     Net interest income. Net interest income increased $11.6 million to $17.0 million for the three months ended September 30, 2004, compared to $5.4 million for the same period in 2003. The increase was due to a $1.9 billion increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans, an increase in residential construction loans and the acquisition of Jacksonville. The net yield increased 40 basis points, from 1.78% for the three months ended September 30, 2003 to 2.18% for the three months ended September 30, 2004. This increase was primarily due to the acquisition of Jacksonville, an increase in commercial and consumer loans, and higher yields on our single family mortgage portfolio.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended September 30, 2004 and 2003. Balances for both periods presented are based on daily averages, except for Lost Pines subsequent to its conversion to Franklin’s general ledger on July 23, 2004, whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$63,869	$213	1.31%	$73,153	$173	0.93%
Available for sale securities	66,603	420	2.51%	52,272	275	2.06%
FHLB stock and other investments	61,795	297	1.91%	24,347	111	1.78%
Mortgage-backed securities	139,764	1,162	3.33%	57,245	316	2.21%
Loans
Single family	2,343,467	23,741	4.05%	913,141	8,843	3.87%
Residential construction	247,668	3,685	5.92%	80,740	959	4.71%
Commercial real estate	50,114	859	6.82%	14,972	257	6.81%
Mortgage banker finance	51,387	571	4.42%	458	4	3.45%
Commercial business	8,268	122	5.86%	10,059	155	6.10%
Consumer	61,926	1,100	7.07%	4,336	88	8.04%

Total loans	2,762,830	30,078	4.35%	1,023,706	10,306	4.02%

Total interest-earning assets	3,094,861	32,170	4.15%	1,230,723	11,181	3.62%
Non-interest-earning assets	112,697			40,045

Total assets	$3,207,558			$1,270,768

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$64,564	154	0.95%	$14,306	32	0.89%
Money market and savings	180,659	769	1.69%	64,860	256	1.57%
Certificates of deposit	335,192	1,760	2.09%	75,669	505	2.65%
Non-interest bearing deposits	52,961	—	—	14,853	—	—

Total community banking	633,376	2,683	1.69%	169,688	793	1.86%
Wholesale and money desk	937,041	4,619	1.96%	482,819	2,393	1.95%

Total deposits	1,570,417	7,302	1.85%	652,507	3,186	1.94%
FHLB advances	1,341,130	7,519	2.29%	474,502	2,164	1.81%
Reverse repurchase agreements	—	—	—	12,046	35	1.14%
Junior subordinated notes	20,205	373	7.22%	20,074	371	7.23%

Total interest-bearing liabilities	2,931,752	15,194	2.09%	1,159,129	5,756	1.96%
Non-interest-bearing liabilities and stockholders’ equity	275,806			111,639

Total liabilities and stockholders’ equity	$3,207,558			$1,270,768

Net interest income/interest rate spread		$16,976	2.07%		$5,425	1.67%

Net yield on interest-earning assets			2.18%			1.78%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.56%			106.18%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Gain on sale of single family loans	$1,883	$602
Loan fee income	1,297	716
Deposit fees	628	48
Gains on sale of securities	72	247
Other	82	167

	$3,962	$1,780

     Non-interest income increased $2.2 million to $4.0 million for the three months ended September 30, 2004, compared to $1.8 million for the same period a year ago. This increase was primarily due to the expansion of our mortgage banking activities, the acquisitions of Jacksonville and Lost Pines and the overall growth of the company.

     Gains on sales of single family loans increased $1.3 million during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was due to an increase in mortgage banking activity. During the three months ended September 30, 2004, we sold $290.7 million of single family loans, resulting in a gain of $1.9 million. Loans sold totaling $208.7 million were from our held for investment portfolio to reduce the extension risk of the duration in this portfolio, to reduce our exposure in California and to reduce the overall size of the portfolio. During the three months ended September 30, 2003, we sold $62.0 million of single family loans for a gain of $602,000.

     Loan fee income increased $581,000 during the three months ended September 30, 2004, to $1.3 million, from $716,000 for the three months ended September 30, 2003. This increase relates to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $1.2 million during the three months ended September 30, 2004, compared to $387,000 during the same period a year ago.

     Deposit fees increased $580,000 during the three months ended September 30, 2004, to $628,000, up from $48,000 during the three months ended September 30, 2003. This increase was related to service charges on checking accounts, overdraft fees and fees charged for other banking related services and was directly related to an increase in the number of checking accounts from approximately 2,500 at September 30, 2003 to approximately 15,000 at September 30, 2004. The increase in the number of checking accounts was due to the Jacksonville and Lost Pines acquisitions.

     Gains on sales of securities were $72,000 related to the sale of $3.9 million of securities during the three months ended September 30, 2004. During the three months ended September 30, 2003, gains on sales of securities were $247,000 related to the sale of $26.3 million of securities.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Salaries and benefits	$5,009	$1,409
Occupancy	900	522
Data processing	1,015	434
Professional fees	994	574
Loan expenses, net	695	422
Core deposit amortization	119	28
Other	1,620	811

	$10,352	$4,200

     Non-interest expense increased $6.2 million during the three months ended September 30, 2004, to $10.4 million, compared to $4.2 million for the three months ended September 30, 2003. The increase in non-interest expense is due to the acquisitions of Jacksonville and Lost Pines and due to the overall growth of the company.

     Salaries and benefits increased $3.6 million during the three months ended September 30, 2004, to $5.0 million, from $1.4 million during the year ago period. This increase was due to the acquisitions of Jacksonville and Lost Pines, and due to the hiring of employees to manage and support our growth. The number of full time equivalent employees at September 30, 2004 totaled 493, as compared to 261 at September 30, 2003. The increase in headcount includes 72 from our mortgage production offices and 119 from the Jacksonville and Lost Pines acquisitions.

     Occupancy expense increased $378,000 during the three months ended September 30, 2004, to $900,000, from $522,000 for the three months ended September 30, 2003. The increase in occupancy expense was due to the acquisitions of Jacksonville and Lost Pines, which added nine and two community banking branches, respectively. Additionally, we expanded our mortgage banking business, increasing the number of retail and wholesale mortgage origination offices from 33 at September 30, 2003, to 59 at September 30, 2004.

     Professional fees increased $420,000 during the three months ended September 30, 2004, to $994,000, from $574,000 during the three months ended September 30, 2003. The increase in professional fees primarily relates to higher audit fees resulting from increased services required, including compliance with the Sarbanes-Oxley Act of 2002, since the company became public at the end of 2003. Additionally, legal fees have increased due to a lawsuit relating to construction lending activity that occurred prior to our acquisition of Franklin.

     Data processing expense increased $581,000 during the three months ended September 30, 2004, to $1.0 million, from $434,000 during the three months ended September 30, 2003. The increase in data processing expense represents the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth and due to the conversion of Jacksonville to our platform during the previous quarter.

     Loan expense increased $273,000 to $695,000 for the three months ended September 30, 2004, compared to $422,000 for the three months ended September 30, 2003. The increase in loan expense is due to an increase in mortgage banking activity from purchases and sales of single family loans during the current period as compared to the prior year period. An increase in residential construction loan originations also contributed to the increase in loan expense.

     Other non-interest expense increased $809,000 million during the three months ended September 30, 2004, to $1.6 million, from $811,000 during the three months ended September 30, 2003. This increase represents costs incurred to support our growth and expansion, including higher marketing, insurance, office supplies and postage and courier expenses, as well as increased costs related to our acquisitions of Jacksonville and Lost Pines.

Financial Condition

General. Total assets increased $1.0 billion to $3.3 billion at September 30, 2004, from $2.3 billion at December 31, 2003. The increase in assets was primarily attributable to purchases and originations of single family loans, new residential construction loans, growth in the mortgage banker finance portfolio, and the acquisition of Lost Pines, which added approximately $39.9 million in assets.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, there were no securities held-to-maturity.

	September 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
Mortgage-backed securities:
Agency fixed rate	$18,386	$135	$(128)	$18,393
Agency adjustable rate	108,237	671	(318)	108,590

Total mortgage-backed securities	126,623	806	(446)	126,983

Federal Home Loan Bank stock	64,783	—	—	64,783
Mutual fund investment	51,296	—	(618)	50,678
Agency securities	9,192	50	(9)	9,233
U.S. Treasury securities	1,298	—	(1)	1,297
Municipal bonds	1,873	22	—	1,895
Corporate securities	1,749	2	(3)	1,748
Other equity investments	435	—	—	435

Total Federal Home Loan Bank stock and other investments	130,626	74	(631)	130,069

Total investment portfolio	$257,249	$880	$(1,077)	$257,052

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Other investments
Federal Home Loan Bank stock	32,429	—	—	32,429
Mutual fund investment	51,295	—	(308)	50,987
U.S. Agency securities	38,888	—	—	38,888
U.S. Treasury securities	1,294	—	(1)	1,293
Other equity securities	437	—	—	437

Total Federal Home Loan Bank stock and other investments	124,343	—	(309)	124,034

	$301,795	$217	$(406)	$301,606

     Our investment portfolio declined $44.5 million during the nine months ended September 30, 2004, to $257.1 million, from $301.6 million at December 31, 2003. The decline in the investment portfolio was due to sales totaling $22.3 million and principal repayments. The Lost Pines acquisition added $10.2 million to our investment portfolio.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$2,033,239	81.79%	$1,404,730	83.19%
Mortgage banker finance	70,563	2.84	3,715	0.22
Residential construction	269,176	10.83	161,759	9.58
Commercial real estate	47,475	1.91	37,115	2.20
Commercial business	8,706	0.35	8,556	0.50
Multi-family	2,625	0.10	5,948	0.35
Consumer	54,260	2.18	66,821	3.96

Sub-total	2,486,044	100.00%	1,688,644	100.00%
Allowance for credit losses	(6,292)		(4,850)
Deferred loan fees	16,698		14,850

Total loans held for investment	2,496,450		1,698,644

Held for sale:
Single family mortgages	204,839		112,706
Deferred loan fees	3,884		1,766

Total loans held for sale	208,723		114,472

Total loans	$2,705,173		$1,813,116

     The loan portfolio increased $889.5 million, to $2.7 billion at September 30, 2004, compared to $1.8 billion at December 31, 2003. This increase was primarily in the single family, residential construction and mortgage banker finance portfolios. Additionally, the Lost Pines acquisition added approximately $19.3 million to the loan portfolio. Single family loans held for investment increased $628.5 million to $2.0 billion at September 30, 2004, from $1.4 billion at December 31, 2003. During the nine months ended September 30, 2004, purchases of single family loans held for investment totaled $1.3 billion, partially offset by principal repayments of $489.0 million and sales of $208.7 million. Single family loans held for sale increased $92.1 million to $204.8 million at September 30, 2004, from $112.7 million at December 31, 2003. This growth came from originations totaling $466.4 million in our three wholesale origination offices and our 56 retail mortgage origination offices. Sales of single family loans held for sale totaled $230.5 million and principal repayments were $144.4 million. The residential construction loan portfolio increased $107.5 million to $269.2 million at September 30, 2004, from $161.7 million at December 31, 2003 due to fundings which totaled $337.2 million. Principal repayments on residential construction loans were $230.7 million during the nine months ended September 30, 2004. The mortgage banker finance portfolio increased $66.8 million to $70.6 million at September 30, 2004, compared to $3.7 million at December 31, 2003.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	September 30,	December 31,
	2004	2003
Non-interest bearing	$35,215	$24,156
Custodial accounts	10,795	3,887
Interest bearing deposits
Transaction accounts	59,310	70,206
Money market accounts	154,825	113,830

Sub-total	214,135	184,036
Savings accounts	28,238	35,888
Certificates of deposit
Consumer & commercial	333,067	326,257
Wholesale & brokered	946,260	685,619

Sub-total	1,279,327	1,011,876
Total interest bearing deposits	1,521,700	1,231,800

Total deposits	$1,567,710	$1,259,843

     Deposits increased $307.9 million during the nine months ended September 2004, to $1.6 billion, from $1.3 billion at December 31, 2003. This increase is due to a $47.3 million increase in community banking deposits and a $260.6 million increase in brokered and wholesale deposits. The increase in community banking deposits includes $36.2 million acquired from Lost Pines. Excluding the effect of the Lost Pines acquisition, community banking deposits increased $11.1 million. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings are comprised of Federal Home Loan Bank “FHLB” advances. FHLB advances increased $725.7 million during the nine months ended September 30, 2004 to $1.4 billion, from $713.1 million at December 31, 2003. The increase in borrowings contributed to the funding of asset growth during the period. At September 30, 2004, FHLB advances were 47.5% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets are comprised of non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	September 30,	December 31,
	2004	2003
Non-performing loans
Single family mortgages	$2,969	$4,018
Commercial	2,136	1,246
Consumer	639	298

Total nonperforming loans	5,744	5,562

Real estate owned
Single family mortgages	1,119	439
Commercial	2,133	434
Other	—	—

Total real estate owned	3,252	873

Total non-performing assets	$8,996	$6,435

     At September 30, 2004, we had $9.0 million in non-performing assets comprised of $5.7 million in loans that were four payments or more delinquent in nonaccrual status, and $3.3 million of real estate owned. This compares to $6.4 million in non-performing assets at December 31, 2003, comprised of $5.6 million in loans that were 90 days or more in nonaccrual status, and $873,000 of real estate owned. Additionally, at September 30, 2004, the company had $2.4 million of loans that were four payments or more delinquent and still accruing interest, which are comprised of single family loans serviced by others and are under an agreement whereby we receive scheduled payments until foreclosure. Beginning in 2004, we changed our methodology for determining non-accrual loans from those loan 90 days or more delinquent to four payments or more delinquent. Had this change been in effect as of December 31, 2003 our non-performing loans would have been $2.8 million.

     The increase in non-performing loans from December 31, 2003 primarily relates to one small business relationship. The increase in commercial real estate owned is due to the foreclosure on one builder loan. This loan was secured by 21 homes that were substantially complete at the time of foreclosure. The increase in single family real estate owned is due to foreclosures totaling $1.5 million during the nine months ended September 30, 2004. Sales of real estate owned totaled $1.1 million during the nine months ended September 30, 2004, of which $449,000 was commercial and $671,000 was single family.

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

     At September 30, 2004 and December 31, 2003, we had $7.0 million and $6.2 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Nine Months Ended
	September 30,
	2004	2003
Beginning balance	$4,850	$1,143

Acquisitions	362	870
Provisions for credit losses
Single family	477	1,399
Commercial	1,239	(519)
Consumer	31	(4)
Charge-offs
Single family	(101)	—
Commercial	(457)	(216)
Consumer	(122)	(39)
Recoveries
Single family	—	—
Commercial	7	2
Consumer	6	1

Ending balance	$6,292	$2,637

Allowance for credit losses to non-performing loans	109.54%	133.63%
Allowance for credit losses to total loans	0.23	0.21
Allowance for credit losses to average loans	0.23	0.33
Net charge-offs to average loans	0.00	0.03

The allowance for credit losses at September 30, 2004 was $6.3 million, or 0.23% of total loans outstanding, an increase of $1.4 million from December 31, 2003. The increase in the allowance for credit losses was primarily due to the increase in the size of the commercial portfolio. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

     Charge-offs for the nine months ended September 30, 2004 were $680,000 and primarily relate to a residential construction loan and a small business loan. The residential construction loan charge-off totaled $193,000 and was foreclosed on in June 2004. The small business loan charge-off totaled $175,000 and was completely charged off in May 2004.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at September 30, 2004:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	6.45%
Tier 1 risk-based capital ratio	6.00%	11.38%
Total risk-based capital	10.00%	11.73%

     The bank’s regulatory capital at September 30, 2004 was in excess of the “well capitalized” levels.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the nine months ended September 30, 2004 and 2003, a significant source of funding has been from our deposits, both community banking and brokered.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At September 30, 2004, our borrowings from the FHLB were $1.4 billion and our additional borrowing capacity was approximately $200 million. At September 30, 2004, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At September 30, 2004, we had approximately $15.6 million in available cash and the bank had the ability to pay approximately $22.8 million in dividends to us without prior regulatory approval.

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

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at September 30, 2004 was a negative gap of $350.9 million, or 10.6%, of total assets, compared to a negative $277.7 million, or 12.3% of total assets at December 31, 2003.

     We also manage the risks associated with our single family mortgage warehouse and pipeline. Our mortgage warehouse consists of adjustable-rate loans, primarily for our portfolio and fixed-rate single family mortgage loans that are to be sold in the secondary market. Our pipeline consists of commitments to originate single family mortgage loans, both fixed and adjustable rate. The fixed rate loans in the pipeline will be sold in the secondary market. The risk associated with the pipeline is the potential for changes in interest rates on these types of loans from the time the customer locks in the rate on the loan and the time we sell the loan in the secondary market. To manage this risk, we enter into forward sales agreements to protect us from rising interest rates. On a forward sales agreement the sales price and delivery date are established at the time the agreement is entered into. As of September 30, 2004, our pipeline included $58.5 million of loans with committed interest rates of which $23.8 million were fixed rate loans. We have entered into $94.0 million in forward sales agreements, of which $3.2 million are allocated to the loans in our pipeline with committed interest rates based on expected close rate of 62% for these loans.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At September 30, 2004, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$75,618	3.49%
Up 100 basis points	75,205	2.93
Base	73,067	—
Down 100 basis points.	$71,248	(2.49)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc., dated September 3, 2004. (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 3, 2004.)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

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

Franklin Bank Corp.
(Registrant)

Date: November 12, 2004	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc., dated September 3, 2004. (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 3, 2004.)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.