Form 10-K
period 2004-12-31
FRANKLIN BANK CORP
filed 2005-03-14
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004
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
Common Stock, $.01 Par Value,
(Title of each class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
     Based upon the June 30, 2004, NASDAQ National Market closing price of $15.82 per share, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $307.7 million.
     There were 21,225,263 and 21,895,785 shares of the registrant’s common stock outstanding as of June 30, 2004 and March 11, 2005, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders of Franklin Bank Corp. to be filed with the Commission not later than 120 days after December 31, 2004, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FRANKLIN BANK CORP.
ANNUAL REPORT ON FORM 10-K

PART I
      In this report, Franklin Bank Corp. (including its subsidiaries) is sometimes referred to as the “company”, “we”, “our”, or “us”, and Franklin Bank, S.S.B. is sometimes referred to as “Franklin Bank” or the “bank”.

Item 1.	Business
      We are a Texas-based savings and loan holding company with approximately $3.5 billion in assets, $1.5 billion in deposits and $280.7 million in stockholders’ equity as of December 31, 2004. Through our wholly-owned subsidiary, Franklin Bank, S.S.B., a Texas state savings bank, we originate single family residential mortgage loans, provide community banking products and services and commercial banking services to corporations and other business clients. As of December 31, 2004, in addition to our corporate offices in Houston, Texas, where we provide many of our banking services, we had 22 banking offices in Texas, five regional commercial lending offices in Florida, Arizona, Michigan, Pennsylvania and Texas, 56 retail mortgage offices in 20 states throughout the United States, and regional wholesale origination offices in California and Tennessee.
      On February 29, 2004, we acquired Lost Pines Bancshares, Inc., or Lost Pines, a Texas-based bank holding company with approximately $40.2 million in assets and $36.3 million in deposits at the date of acquisition. On December 4, 2004, we acquired Cedar Creek Bancshares, Inc., or Cedar Creek, a Texas-based bank holding company with approximately $107.3 million in assets and $96.7 million in deposits at the date of acquisition.
Our Strategy
      Our principal growth and operating strategy is to:

•	increase the scope and profitability of our product lines by expanding our markets and utilizing the expertise of our key management;

•	expand our community banking business by acquiring financial institutions in growing Texas markets outside of metropolitan areas and by establishing new banking offices to complement our existing banking network; and

•	continue to build our franchise by providing superior service through qualified and relationship-oriented employees who are committed to the communities in which we offer our products.
Acquisitions
      Since our formation in August 2001, we have completed the following acquisitions:

		Total		Banking
Date	Institution Acquired	Purchase Price	Assets	Offices

December 2004	Cedar Creek Bancshares, Inc.	$23.9 million	$107.3 million	5
February 2004	Lost Pines Bancshares, Inc.	$7.2 million	$40.2 million	2
December 2003	Jacksonville Bancorp, Inc.	$68.6 million	$467.6 million	9
April 2003	Highland Lakes Bancshares Corporation	$18.5 million	$83.6 million	1
April 2002	Franklin Bank, S.S.B.	$11.2 million	$61.3 million	2
      We continue to seek opportunities to expand our community banking business by acquiring financial institutions in growing Texas markets outside of metropolitan areas. We believe that acquisitions such as these complement our asset strategy and provide an excellent source of deposits, a key component of our growth. When we acquire a financial institution we integrate its lending and deposit platforms with ours as soon as practical. We operate the acquired entity either as a new geographic division or as a branch within one of our existing geographic divisions. In addition, we attempt to maintain key managers for continuity with the customers.

History
      In August 2001, our founders organized Franklin Bank Corp. as a new Delaware holding company, formerly known as BK2 Inc., for the purpose of acquiring all of the outstanding capital stock of Franklin Bank, which was then engaged in traditional community banking activities in the greater Austin, Texas market. We completed this acquisition on April 9, 2002.
      At the time of the acquisition, Franklin Bank had approximately $61.3 million in assets, $58.5 million in deposits and $3.1 million in stockholders’ equity, and operated two banking offices in Austin, Texas, with a community banking focus. We acquired the bank with the intent of implementing a business strategy to expand the bank’s branches, grow and diversify its lending activities and increase its overall profitability.
      In April 2003, we acquired Highland Lakes Bancshares Corporation, or Highland, located in Kingsland, Texas. At the time of the acquisition, Highland had approximately $83.6 million in assets and $72.9 million in deposits. The acquisition of Highland complemented our existing banking offices and expanded our presence in our central Texas market.
      In December 2003, we acquired Jacksonville Bancorp. Inc., or Jacksonville, which had $467.6 million in assets and $399.8 million in deposits at the time of acquisition. The acquisition of Jacksonville added nine banking offices in the east Texas area.
      On February 29, 2004, we acquired Lost Pines, which had approximately $40.2 million in assets and $36.3 million in deposits at the date of acquisition. The acquisition of Lost Pines expanded our presence in our central Texas market.
      On December 4, 2004, we acquired Cedar Creek, which had approximately $107.3 million in assets and $96.7 million in deposits at the date of acquisition. The acquisition of Cedar Creek added five banking offices that complement our east Texas presence.
      On December 21, 2004, we announced that we had entered into a definitive agreement to acquire The First National Bank of Athens, or Athens. At December 31, 2004, Athens had approximately $217.7 million in assets and $189.9 million in deposits. The Athens acquisition will add four banking offices in our east Texas market.
      On January 27, 2005, we announced that we had entered into a definitive agreement to acquire Elgin Bank of Texas, or Elgin. At December 31, 2004, Elgin had approximately $84.5 million in assets and $73.9 million in deposits. The acquisition of Elgin will add three banking offices to our central Texas market.
Business Activities
      Our banking services are concentrated in mortgage banking, community banking, and commercial lending product lines.

Mortgage Banking
      We originate, acquire and sell residential mortgage loans. We focus on originating single family mortgages, for sale into the secondary market, that conform in credit characteristics to secondary marketing standards and criteria set by government sponsored enterprises, and on acquiring loans for our portfolio, targeting high quality borrowers with high credit ratings. We believe that mortgage loans to high quality borrowers with high credit ratings can provide us with better returns on a portfolio basis than loans in the “conforming” mortgage loan market because of our comprehensive credit evaluation and risk-based pricing. Our product types include Federal Housing Administration and Veterans Administration, or FHA/ VA, insured mortgages, “alternate A” or expanded criteria mortgages, Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or FHLMC, conventional mortgages and jumbo mortgage loans to high credit quality borrowers. We currently originate mortgage loans through two channels, retail and wholesale, and acquire mortgage loans through our correspondents. The earnings that we derive from our origination channels are based on the interest spread on our mortgage loans held for sale and the gain from the subsequent sale of these loans into the secondary market. Additionally, our origination channels originate loans for our portfolio that meet our risk parameters. We intend to expand our mortgage banking business by increasing the loans originated through our retail and wholesale channels through the addition of loan officers and locations. For the year ended December 31, 2004, approximately 72% of our interest income came from mortgage banking activities, including approximately 63% from our portfolio loans and approximately 9% from our held for sale portfolio.
      Retail Mortgage Origination. We currently originate mortgage loans directly to borrowers through our community banking locations and through our retail mortgage offices located in 20 states throughout the United States. Since the inception of this product in January 2003, we have expanded the number of our offices from three to 56 at the end of December 2004. Through these offices we originated $304.8 million in mortgage loans for the year ended December 31, 2004.
      We believe that our retail mortgage office structure provides us with a low fixed cost method of originating mortgage loans. This structure is set up so that each mortgage loan manager is compensated based solely on the mortgage office’s profitability. For each loan originated, the mortgage office receives a credit, which is similar to a fee paid to a mortgage loan broker, and is charged an administration fee to cover our processing costs for that loan. All direct expenses of the mortgage office are charged to that office and the mortgage office manager’s compensation is the net income generated by that mortgage office. This allows us to compete at the point of sale to the consumer while minimizing the fixed costs found in a traditional retail mortgage origination network. We monitor the profitability of each mortgage office and minimize our exposure by closing those mortgage offices that do not meet their profitability goals. Most of our retail mortgage office leases are short term, and we utilize third party providers for our closing and post closing functions, which gives us the flexibility to scale our mortgage origination business to the volumes that we are originating at any given time.
      Through these offices, we interact with our borrowers with the assistance of loan officers who facilitate the efficient processing and closing of the loans. In addition, we intend to reach new and existing retail loan customers through direct-to-the-customer tools, such as the Internet, direct mail and advertising in selected print media. Furthermore, our mortgage loan officers obtain business by developing a referral network of realtors, real estate attorneys, builders and accountants.
      Wholesale Mortgage Origination. Wholesale mortgage origination refers to the origination of mortgage loans with the assistance of mortgage companies or mortgage brokers. The loans are originated and closed in either our name or, under certain circumstances, the assisting entity’s name with immediate assignment to us. We currently originate wholesale residential mortgage loans in Texas, California and Tennessee and may expand on a nationwide basis. We believe the wholesale origination of loans represents an efficient way for us to originate loans. During the year ended December 31, 2004, we originated $305.8 million in mortgage loans through our wholesale offices.
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
      Correspondent Acquisitions. We acquire mortgage loans through correspondent relationships we have with financial institutions, mortgage companies and mortgage brokers. These entities originate, fund and bundle mortgages with the intent to sell them to us. When acquiring loans on a correspondent basis, we commit to purchase the loan prior to the closing of the mortgage based upon predetermined and agreed upon criteria. For the year ended December 31, 2004, we purchased approximately $1.8 billion of single family mortgage loans and intend in the future to continue to purchase recently originated loans from larger financial institutions, mortgage companies and investment banks on an opportunistic basis. These purchases allow us to obtain residential mortgage loans for our portfolio without the cost of originating them ourselves.
      Loan Disposition. We currently sell a majority of the mortgage loans we originate into the secondary market under normal customary terms, and may in the future sell some loans through securitizations. We typically sell fixed-rate loans into the secondary market, but may also from time to time sell adjustable-rate loans. The majority of our sales are made under mandatory delivery agreements with major financial institutions, including FNMA, for whom we are an approved seller/servicer, and Countrywide Home Loans Inc. We generally sell the servicing rights to our loans when we sell the loans, except where there are cross-selling opportunities to community banking customers. During the year ended December 31, 2004, we sold into the secondary market $825.5 million in single family mortgage loans.

Community Banking
      Our community banking operations offer a wide variety of small business and consumer banking products, including checking, money market and savings accounts, certificates of deposit, auto loans, home improvement loans, home equity loans, small business loans, small commercial real estate loans and mortgage loans. Currently, our banking network consists of 23 banking offices, eight located in central Texas area, 14 located in east Texas and one located in Houston, Texas. Most of our banking offices are full service offices and offer a full range of deposits and loans.
      We intend to aggressively grow our community banking activities through the establishment of new banking offices, acquisitions, direct mail and online banking. Our community banking strategy is focused on expanding our presence by acquiring and establishing new banking offices in growing Texas markets outside the state’s principal metropolitan areas. A key part of our strategy is to hire experienced local bankers in those markets with extensive ties in the community. We employ competitive pricing policies, advertising and customer service to attract and retain deposits and to provide superior service in the markets we serve. As a result, we have experienced a steady growth in deposits. As of December 31, 2004, total deposits from our community banking products totaled $720.7 million. Interest expense relating to those deposits represented approximately 20% of our total interest expense for the year ended December 31, 2004. Interest income on our community banking products was approximately 4% of our total interest income for the same period.
      On April 30, 2003, we closed our acquisition of Highland, located in Kingsland, Texas. At the time of the acquisition, Highland had approximately $83.6 million in assets and $72.9 million in deposits. Highland’s wholly-owned subsidiary, Highland Lakes Bank, or Highland Bank, was a Texas state bank that operated one banking office in Kingsland, Texas. This acquisition complemented our existing banking offices and expanded our presence in our central Texas market.
      On December 30, 2003 we acquired Jacksonville, a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits as of the date of the acquisition. Jacksonville’s wholly-owned subsidiary, Jacksonville Savings Bank, S.S.B., or Jacksonville Bank, was a Texas state savings bank that operated nine community banking offices in east Texas. Jacksonville provides community banking products including single family residential mortgage loans, home equity loans and, to a lesser extent, multi-family and commercial real estate, construction, land, business and consumer loans.
      On February 29, 2004, we acquired Lost Pines, a Texas-based bank holding company with approximately $40.2 million in assets and $36.3 million in deposits at the date of acquisition. Lost Pines’ wholly-owned subsidiary, Lost Pines National Bank, was a national bank that operated two community banking offices outside of Austin, Texas. Lost Pines provides community banking products and originates commercial real estate and commercial loans. The Lost Pines acquisition expands our presence in our central Texas market.
      On December 4, 2004, we acquired Cedar Creek, with approximately $107.3 million in assets and $96.7 million in deposits at the date of acquisition. Cedar Creek provides community banking products and originates commercial loans. The acquisition of Cedar Creek added five community banking offices that complement our east Texas presence.
      On December 21, 2004, we announced that we had entered into a definitive agreement to acquire The First National Bank of Athens, or Athens. At December 31, 2004, Athens had approximately $217.7 million in assets and $189.9 million in deposits. The Athens acquisition will add four community banking offices in our east Texas market.
      On January 27, 2005, we announced that we had entered into a definitive agreement to acquire Elgin Bank of Texas, or Elgin. At December 31, 2004, Elgin had approximately $84.5 million in assets and $73.9 million in deposits. The acquisition of Elgin will add three community banking offices to our central Texas market.
      We will continue to seek opportunities to acquire financial institutions that are consistent with our strategy of growing our community banking.

Commercial Lending
      We provide commercial banking services to corporations and other business clients. We offer financing for single family residential construction, mortgage banking warehouse lines and for commercial real estate, including retail, industrial, office buildings and multi-family properties. These products are offered through our corporate office in Houston, Texas and regional lending offices located in Dallas, Texas, Detroit, Michigan, Orlando, Florida, Philadelphia, Pennsylvania and Phoenix, Arizona. We intend to extend our commercial lending operations in other desirable markets in order to further diversify our portfolio geographically.
      Residential Construction Lending The focus of our residential construction lending business is financing the construction of multiple single-family detached dwellings in established subdivisions. We have expanded our geographical scope from Texas to include Arizona, Florida, Georgia, Nevada, Illinois, Michigan, New York, California, New Jersey, North Carolina, Washington and Pennsylvania. We currently provide residential construction loans from our corporate offices in Houston, Texas, and our regional lending offices.
      The builders we target for financing are medium size builders that construct at least 50 homes each year. In order to be approved for a construction loan, we require that builders satisfy specific qualification requirements, including reputation in the community, speculative inventory levels, geographic area concentration and other factors. As of December 31, 2004, we had $617.1 million in residential construction loans committed, of which $336.3 million were outstanding. For the year ended December 31, 2004, we derived approximately 11% of our total interest income from residential construction lending products.
      Residential construction lending generally entails a higher degree of risk than traditional mortgage lending, including the risk of a general downturn in the builder’s local economy, interest rate increases and misrepresentation by the builders of the completion status of the home against which loan funds have been drawn.
      We utilize certain lending practices to reduce these risks, including pricing all residential construction loans based on a risk adjusted return on capital and underwriting them based on debt/net worth, cash flow coverage, loan to value and loan to cost ratios, interest reserve coverage, experience of management, inventory turnover by subdivision and guarantees. We monitor the ongoing financial condition of the builder and the status of construction by regular review of periodic builder reports and financials and site inspection of the actual construction. We approve draws only after third party on-site inspections and review of subdivision performance and borrowers’ inventory. We believe these requirements reduce the potential for misdirected advances to other areas of the builder’s business.
      Mortgage Banker Finance We provide small- and medium-sized mortgage companies with credit facilities, including secured warehouse lines of credit, repurchase agreements, and working capital credit lines. We also offer these companies a complete line of cash management products tailored to their business, including balance reporting, online banking, cash management and custody services. In addition to providing interest income, we expect the mortgage banker finance business to give us an excellent source of deposits generated by our cash management products.
      These loans are subject to the risk that the collateral may be fraudulently or improperly documented. Additionally, mortgage banking companies are generally more thinly capitalized than other commercial borrowers.
      To reduce these risks we have assembled a team of experienced mortgage banker finance professionals to manage this business. We have established the necessary procedures, controls, and systems to operate this business, including taking control of the mortgage collateral and employing field auditors to examine our mortgage banking clients. As of December 31, 2004, we had $253.0 million in warehouse lines committed of which $138.1 million was outstanding.
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
      Commercial Real Estate. We provide commercial real estate loans, including interim construction loans, for retail, industrial, office buildings, multi-family and other types of income producing properties.
      We have established certain lending practices to reduce our risks relating to these types of loans. These include, but are not limited to, maximum loan-to-value, minimum debt service coverage, physical inspections and the operating experience of the borrower.
      As of December 31, 2004, we had $99.5 million in commercial real estate loans outstanding.
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
      For purchased single family residential mortgage loan packages, the management credit committee classifies the seller/servicer into “A” rating or “B” rating. If the seller/servicer is assigned an “A” rating then a loan package may be eligible for a limited underwriting based on a stratified sample. If the seller/servicer is assigned a “B” rating then prior to any purchase, 100% of the loans must have both a full underwriting and legal documentation review. As of December 31, 2004, the majority of our purchases have been from “A” rated seller/servicers.
      Loan packages from an “A” rated seller/servicer are reviewed through an internally developed report that identifies loans which have multiple levels of risk with no mitigating factor provided from the report. Included in the data elements that are viewed as risk factors; loans with loan-to-value, or LTV, greater than 80% with no mortgage insurance, 3 or 4 unit properties, 2nd liens, LTV greater than 90%, loan amount greater than

$650,000 with LTV greater than 65%, condominium with LTV greater than 75%, cash out refinances with LTV greater than 75% and borrowers with Fair Isaac & Co., or FICO, scores less than 660. Individual loans in a loan package where multiple risk factors are identified with no mitigating factors will be underwritten to determine if any mitigating factors exist or will be removed from the loan package. Any loan with a principal balance equal to or greater than $1.0 million will be underwritten. Additionally, loans where property values have increased by 20% over the past one to two years will be reviewed for mitigating factors, such as LTV and FICO scores. Our management credit committee is presented with and approves the level of underwriting on each loan package.
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
      We underwrite our consumer loans for vehicles and other consumer durables using credit scoring, collateral value and relationships. We utilize the same underwriting standards for home equity, home improvement and lot loans as we do for our residential mortgages.
      A management credit committee appointed by the bank’s board of directors sets our underwriting guidelines and credit policies. The bank’s management credit committee consists of the bank’s Chief Executive Officer, the Chief Credit Officer, the Chief Financial Officer, the Managing Director — Mortgage Banking, the Managing Director — Commercial Lending, the Managing Director — Administration, the Managing Director — Austin, the Managing Director — Jacksonville, the Senior Vice President — Underwriting and one rotating loan officer. The committee approves or ratifies all loans except for single family originated loans, approves all other loan funding or loan packages exceeding certain dollar amounts and reports to the board of directors at regularly scheduled meetings.
      All loans, except for single family loans, must be recommended by the loan officer and the relevant managing director and be approved by the Chief Credit Officer and the Chief Executive Officer or approved by the management credit committee. The Chief Credit Officer or any two members of the management credit committee may nevertheless disapprove a loan that satisfied the bank’s general underwriting standards.
      Residential construction and commercial real estate loans less than $2 million and mortgage banker finance loans and business loans less than $500,000 can be approved by the individual loan officer or senior underwriter, the product’s managing director plus either the bank’s Chief Executive Officer or the Chief Credit Officer. All loans that are approved outside of the management credit committee must be ratified at the next regularly scheduled meeting. Loans greater than $5 million, except for residential construction loans, commercial real estate, mortgage banker finance loans and consumer loans where the limit is $10.0 million, $7.5 million, $10.0 million and $500,000, respectively, must be approved by the bank’s board of directors’ credit committee.
      The bank’s board credit committee is comprised of Lewis S. Ranieri, Alan E. Master, John B. Selman, David M. Golush and Anthony J. Nocella.
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
      Finally, in order to monitor our overall credit exposure, we have established a bank risk management committee that is appointed by the bank’s board of directors to provide an oversight function for the credit review and risk management process. The bank’s risk management committee is comprised of the bank’s Chief Executive Officer, the Chief Credit Officer, the Chief Financial Officer, the Managing Director — Mortgage Banking, the Managing Director — Administration, the Managing Director — Commercial Lending, the Managing Director — Austin, the Managing Director — Jacksonville, the Vice-President — Administration and a Senior Vice President — Finance. This committee is charged with the review of asset classifications, review of individual portfolio risks (including loan type concentrations, loan size, geographic concentrations, and demographic and economic conditions), and approval of the methodology and level of the allowance for loan losses. This committee monitors delinquencies, specific loan performance and negative or adverse economic trends. The committee monitors our geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to the lesser of 35% of assets or 600% of regulatory capital, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region. The committee also monitors our concentration limitation for single family mortgage loans that limits the amount of loans that can have periodic interest rate caps greater than 2% to 200% of the bank’s regulatory capital.
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
      We also compete for funding. We compete at our 23 banking offices for deposits from local customers. We also must compete nationwide for deposits to fund our lending activities. We compete for deposits with thrifts, commercial banks and credit unions and our deposit products must compete with the investment products offered by a broad variety of financial institutions including thrifts, commercial banks, credit unions, brokerage firms, investment banks, insurance companies and other financial services companies, many of which are substantially larger and have more resources than us.
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
      The bank is a member of the Federal Home Loan Bank, or FHLB, of Dallas, which is one of 12 regional FHLBs that administer programs in support of the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It makes loans (i.e., advances) to members in accordance with policies and procedures established by its Board of Directors. The bank is required to maintain between 0.15% and 0.30% of its assets at each December 31 in FHLB of Dallas capital stock, which is a member’s minimum required investment, plus between 3.50% and 5.00% of its advances outstanding. At December 31, 2004, the FHLB of Dallas had set the minimum required investment at 0.15% of assets and the advance requirement at 4.25%. At December 31, 2004, the bank held $74.2 million in FHLB of Dallas capital stock, compared to its requirement of $73.8 million.
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
      Leverage Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets, as defined, for the most highly-rated, state-chartered, FDIC-supervised banks and a minimum 4.0% ratio of Tier 1 capital to total assets, as defined, for all other state-chartered, FDIC-supervised banks. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. As of December 31, 2004, the minimum leverage capital ratio for capital adequacy purposes for the bank was 4.0% and its actual leverage capital ratio was 6.85%.
      Risk-Based Capital Requirements. The risk-based capital requirements contained in FDIC regulations generally require the bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%.
      For purposes of the risk-based capital requirements, “total capital” means Tier 1 capital plus supplementary (or Tier 2) capital, so long as the amount of supplementary (or Tier 2) capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary (or Tier 2) capital includes, among other things, cumulative perpetual preferred stock, non-cumulative perpetual preferred stock where the dividend is reset periodically, long-term preferred stock (original maturity of at least 20 years), mandatory convertible subordinated debt, perpetual subordinated debt and mandatory redeemable preferred stock. Intermediate-term preferred stock and other subordinated debt is includable in Tier 2 capital up to 50% of Tier 1 capital. The allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets is included in Tier 2 capital, as are certain unrealized gains in equity securities and unrealized gains or losses in other assets. To determine the amount of capital required, assets and certain off-balance sheet items are assigned to various categories, with each category having a different “risk weighting.” As of December 31, 2004, the bank’s Tier 1 capital to risk-weighted assets ratio was 10.72% and its total risk-based capital to risk weighted assets ratio was 11.09%.
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
      Under the provisions of the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, and the Prompt Corrective Action regulations, an “undercapitalized” bank is subject to a limit on the interest it may pay on deposits. Also, an undercapitalized bank cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank). Such a bank also must submit a capital restoration plan to the FDIC for approval, restrict total asset growth and obtain regulatory approval prior to making any acquisition, opening any new branch office or engaging in any new line of business. An undercapitalized bank may also be subject to other, discretionary, regulatory actions. Additional mandatory and discretionary regulatory actions apply to “significantly undercapitalized” and “critically undercapitalized” banks. Failure of a bank to maintain the required capital could result in such bank being transferred to new owners in a supervisory transaction or being declared insolvent and closed.
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
      The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. A decrease in the bank’s capital ratios or the occurrence of events that have an adverse effect on the bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the bank, which would adversely affect the bank’s earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the BIF. The current range of BIF assessments is between 0% and 0.27% of deposits because the BIF reserve ratio was greater than 1.25% when the ratios were set. The BIF reserve ratio was 1.31% as of June 30, 2004, the latest date for which complete data is available. If the ratio were to fall below 1.25%, the FDIC would consider whether to levy higher assessments. Congress has also recently considered proposals that would increase assessments on certain types of rapidly growing institutions.
      Federal law aimed at recapitalizing the Savings Association Insurance Fund requires, among other things, that banks insured under the BIF pay a portion of the interest due on bonds that were issued to replace funds paid out for the failure of insured thrifts by the Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the BIF rate was 0.0146% of deposits for the fourth quarter of 2004 and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions.
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
      Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are presumptively limited by federal law to those that are permissible for national banks. An insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. The FDIC has authority, however, to allow a state-

chartered non-member bank to engage in activities or make investments not permissible for national banks. An insured state bank is permitted to, among other things:

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
      Qualified Thrift Lender Test. The bank is required to meet a qualified thrift lender test under both federal and state law. This test requires a savings bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. As of December 31, 2004, the bank met the test.
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

      Liquidity. The bank is required to maintain a balance of “liquid assets” (cash, balances in a Federal Reserve Bank, and other readily marketable investments, including unencumbered federal government sponsored enterprises) equal to 10% of average daily deposits for the most recently completed calendar quarter. As of December 31, 2004, the bank was in compliance with this requirement.
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
      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. As of December 31, 2004, the bank was in compliance with such requirements.
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
      In addition, the Federal Trade Commission has implemented a nationwide “do not call” registry that allows consumers to prevent unsolicited telemarketing calls. Millions of households have placed their telephone numbers on this registry.
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

      The Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003, or FACT, makes permanent the preemption of state laws contained in FCRA. In addition to preemption, FACT also imposes new requirements, including new restrictions on information sharing with affiliates for the purpose of making marketing solicitations, new consumer protection measures in the area of identity theft, a new requirement to provide a notice of action taken when a consumer is offered credit that is materially less favorable than the most favorable terms available to a substantial proportion of a lender’s customers. FACT also gives consumers the right to see their credit score and to receive a free annual copy of their credit report.
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
      The Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA is applicable to all federally related mortgage loans. A “federally related mortgage loan” includes any loan secured by a first or subordinate lien on residential real property designed for occupancy by one-to-four families, including a refinancing of an existing loan secured by the same property, if:

•	the loan is made by any lender, the deposits of which are federally insured, or any lender that is regulated by a federal agency;

•	the loan is insured, guaranteed or supplemented by a federal agency;

•	the loan is intended to be sold to the FNMA, the Government National Mortgage Association, or GNMA, or the FHLMC; or

•	the loan is made by any creditor who makes or invests in residential real estate loans aggregating more than $1 million per year.
      The Department of Housing and Urban Development, or HUD, undertook to substantially revise the rules implementing the RESPA, which specifies disclosures and procedures for mortgage lenders to provide their customers, in 2002. It is uncertain whether new rules will be proposed and whether any revised RESPA rules adopted will be favorable or adverse to us.
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
      The bank’s last public evaluation dated January 4, 2005, issued by its primary federal regulator, the FDIC, rated the bank “satisfactory.”

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
      Legislative and Regulatory Proposals. Proposals to change the laws and regulations governing the capital, operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in Congress, state legislatures and before the FDIC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or the bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the Securities and Exchange Commission, or SEC, the FDIC, the Internal Revenue Service, or IRS, and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on us or the bank are impossible to determine at this time.
Employees
      As of December 31, 2004, all of our 548 employees were employed by the bank. We have entered into an arrangement with Administaff Companies II, L.P., to provide personnel management services to us. This service is provided through a co-employment relationship between us and Administaff, under which all of our employees are employed by both us and Administaff, and we have outsourced our human resources function to Administaff.
Risk Factors
      Our business is subject to certain risks. See “Cautionary Note Regarding Forward-Looking Information” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this report for a discussion of certain of these risks.

Executive Officers of the Registrant
      The names, ages as of December 31, 2004, recent business experience and positions or offices held by each of the executive officers of Franklin Bank Corp are as follows:

Name	Age	Current Position and Recent Business Experience

Anthony J. Nocella	63	Director of Franklin Bank Corp, President and Chief Executive Officer of Franklin Bank Corp. and Chairman, Chief Executive Officer and President of Franklin Bank, S.S.B. since April 2002. Previously was Vice Chairman, Director of Bank United Corp. and was Chief Financial Officer of Bank United Corp. since 1988 until its merger with Washington Mutual in 2001.
Jerry Chancellor	63	Managing Director — Jacksonville and a member of Franklin Bank, S.S.B.’s board of directors. Mr. Chancellor joined Franklin Bank in December 2003. Previously was President and Chief Executive Officer of Jacksonville Savings Bank, S.S.B. prior to its acquisition by us and held various positions at Jacksonville since he joined it in 1965.
Daniel E. Cooper	47	Managing Director — Lending and Mortgage Banking of Franklin Bank, S.S.B. since April 2002. Previously was Managing Director and Senior Vice President of Secondary Marketing and Portfolio Management for Bank United from 1991 until its merger with Washington Mutual in 2001.
Michael Davitt	55	Managing Director — Commercial Lending of Franklin Bank, S.S.B. since May 2002. Previously was Managing Director of Commercial Lending at Bank United from 1990 until its merger with Washington Mutual in 2001.
Max Epperson	62	Chief Credit Officer of Franklin Bank, S.S.B. since March 2004. Previously was Executive Vice President of Washington Mutual in charge of Commercial Real Estate Lending for the central and western U.S. from 2001 to 2003. Prior to that was Managing Director of Residential Construction Lending for Bank United from 1994 to 2001.
Glenn Mealey	42	Managing Director — Administration of Franklin Bank, S.S.B. since April 2002. Previously was Senior Vice President and Managing Director of Investment Banking at Bank United from 2000 until its merger with Washington Mutual in 2001. Prior to that Mr. Mealey was Managing Director of Healthcare at Paribas from 1994 to 2000.
Russell McCann	48	Chief Financial Officer and Treasurer of Franklin Bank Corp. and Chief Financial Officer of Franklin Bank, S.S.B. since April 2002. Previously was Senior Vice President and Treasurer of Bank United Corp. until its merger with Washington Mutual in 2001.

Name	Age	Current Position and Recent Business Experience

Robert E. Rhoades	66	Managing Director — Austin and a member of Franklin Bank, S.S.B. board of directors since April 2002. Previously served as the President and Chief Executive Officer of Franklin Bank, S.S.B. from 1997 until its acquisition by us.
Jan Scofield	49	Managing Director — Technology of Franklin Bank, S.S.B. since April 2002. Previously was Vice President in eCommerce and Alternative Delivery Systems with Bank United from 1999 until its merger with Washington Mutual in 2001. Prior to that was IT Manager for the Electronic Commerce Resource Center since 1997.
Available Information
      The company makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our directors, executive officers and employees, including our principal executive officer and principal financial officer. Our website also includes our corporate governance guidelines, code of ethics and business conduct and the charters for our audit committee, compensation committee and our corporate governance and nominating committee. The address for our website is http://www.bankfranklin.com. The contents of our website are not part of this report.

Item 2.	Properties
      We sub-lease our home office located at 9800 Richmond Avenue, Houston, Texas. We also lease branch offices located at 3720 Jefferson Street, 3401 Northland Drive, 3103 Bee Caves Road and the central Texas regional office at 3724 Jefferson Street in Austin, Texas, 109 Cypress Creek Road in Cedar Park, Texas, 4410 Williams Dr. in Georgetown, Texas and at 515 E Loop 28, Longview, Texas. Our central Texas regional office relocated to 4515 Seton Center Parkway, Austin, Texas during the first quarter of 2005. We own branch offices located at 501 E. Commerce, Jacksonville, Texas, 4803 Old Bullard Road and 2507 University in Tyler, Texas, 107 E. South St., Rusk, Texas, 1412 Judson Rd., Longview, Texas, 617 S. Palestine, Athens, Texas, 1A S. Market St., Carthage, Texas, 1015 N. Church St., Palestine, Texas, 499 Hwy. 71 W., Bastrop, Texas, 406 Main Street, Smithville, Texas, 601 E. Cedar Creek Parkway, Seven Points, Texas, 1101 N.W. 2nd Street, Kerens, Texas, 1716 W. Main Street and 127 South Gun Barrel Lane, Gun Barrel City, Texas and Highway 274 South, Tool, Texas. We also own a shopping center in Kingsland, Texas that has approximately 50,000 square feet of which the bank occupies approximately 16,000 square feet. We believe that suitable alternative or additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings
      The nature of our business causes us to be involved in routine legal proceedings from time to time. We do not believe that any pending legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
      Our stock trades on the NASDAQ National Market System under the symbol “FBTX”. The following table sets forth the high and low closing stock prices of our stock for each quarter since it began trading on the NASDAQ on December 18, 2003.

	Sales Price Per Share

	High	Low

2004
First quarter	$19.85	$17.81
Second quarter	18.50	15.67
Third quarter	17.69	14.35
Fourth quarter	18.58	15.69
2003
Fourth quarter(1)	$20.70	$16.51

(1)	Our stock began trading on December 18, 2003, at an opening price of $14.50 per share. The high and low represent reported sales prices subsequent to pricing.
      As of March 1, 2005, there were 21,895,785 shares issued and outstanding held by approximately 2,870 beneficial owners. The last reported sales price of our common stock on March 1, 2005 was $16.93 per share.
      There were no dividends declared during 2004 or 2003. We currently do not intend to pay dividends on our common stock.
Recent Sales of Unregistered Securities
      The following is a summary of the transactions by the company during the period covered by this report and not previously reported on Form 8-K or Form 10-Q, involving sales of the company’s securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.
      Pursuant to its 2004 Long-Term Incentive Plan, the company granted an aggregate of: 369,220 options in April 2004 entitling their holders to purchase one share of its common stock at an exercise price of $16.57 per share (subject to adjustments); 6,000 options in June 2004 entitling their holder to purchase one share of its common stock at an exercise price of $15.81 per share (subject to adjustments); and 5,000 options in August 2004 entitling their holder to purchase one share of its common stock at an exercise price of $16.08 per share (subject to adjustments).
      None of the transactions described above involved any underwriters, underwriting discounts or commissions, or any public offering, and the company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Rule 701 thereunder pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and acknowledged that the securities were issued in a transaction nor registered under the

Securities Act, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.
Stock-Based Compensation
      Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2004, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13, Employee Benefits, and Note 14, Related Parties, in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which is included elsewhere in this report.

	Number of
	Shares to be	Weighted
	Issued Upon	Average Exercise
	Exercise of	Price of	Number of Shares
	Outstanding	Outstanding	Available for
Plan Category	Awards	Awards	Future Grants

Plans approved by shareholders	911,535	$13.25	619,780
Plans not approved by shareholders	500,000	10.00	—

Total	1,411,535	$12.10	619,780

Item 6.	Selected Financial Data
      You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. Financial information for the years ended December 31, 2001 and 2000 represent activity for the bank only prior to our acquisition. All of the company’s acquisitions were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the company’s results of operations beginning on their date of acquisition.

	For the Years Ended December 31,

	2004	2003	2002(4)	2001(4)	2000(4)

	(In thousands)
Selected Operating Data:
Interest income	$118,391	$40,393	$6,446	$3,563	$3,399
Interest expense	(52,649)	(20,958)	(3,553)	(1,796)	(1,686)

Net interest income	65,742	19,435	2,893	1,767	1,713
Provision for credit losses	(2,081)	(1,004)	(152)	(167)	(132)
Non-interest income	12,612	4,770	458	280	153
Non-interest expense	(40,655)	(18,227)	(4,203)	(1,871)	(1,483)

Income (loss) before taxes	35,618	4,974	(1,004)	9	251
Income tax (expense) benefit	(12,469)	(1,776)	278	(59)	(87)

Net income (loss)	$23,149	$3,198	$(726)	$(50)	$164

	December 31,

	2004	2003	2002(4)	2001(4)	2000(4)

	(In thousands)
Balance Sheet
Assets
Cash and cash equivalents	$90,161	$47,064	$18,675	$4,672	$5,554
Federal Home Loan Bank stock and other investments	74,673	32,866	3,163	5,241	6,673
Securities available for sale	72,998	91,168	—	—	—
Mortgage-backed securities	109,703	177,572	22,924	4,231	1,082
Loans, net	3,017,502	1,813,116	307,160	34,516	28,602
Goodwill	69,212	54,377	7,790	—	—
Intangible assets, net	7,095	3,705	1,316	—	—
Premises and equipment, net	13,169	9,381	464	274	303
Real estate owned	4,418	1,789	958	—	—
Other assets	20,803	20,262	3,231	398	417

Total assets	$3,479,734	$2,251,300	$365,681	$49,332	$42,631

Liabilities and Stockholders’ Equity
Deposits	$1,502,398	$1,259,843	$182,334	$44,743	$38,178
Federal Home Loan Bank advances	1,653,942	713,119	62,800	—	—
Junior subordinated notes	20,254	20,135	20,007	—	—
Other liabilities	22,431	12,765	3,133	620	499

Total liabilities	3,199,025	2,005,862	268,274	45,363	38,677
Stockholders’ equity	280,709	245,438	97,407	3,969	3,954

Total liabilities and stockholders’ equity	$3,479,734	$2,251,300	$365,681	$49,332	$42,631

	For the Years Ended December 31,

	2004	2003	2002(4)	2001(4)	2000(4)

Selected Financial Ratios:
Performance Ratios (1):
Earnings (loss) per common share — basic	$1.09	$0.30	$(0.24)	$(0.57)	$2.12
Earnings (loss) per common share — diluted	1.07	0.29	(0.24)	(0.57)	2.12
Weighted average number of shares — basic	21,276,560	10,825,757	2,984,403	87,949	77,393
Weighted average number of shares — diluted	21,716,582	10,851,137	2,984,403	87,949	77,393
Return on average assets	0.80%	0.28%	(0.46)%	(0.11)%	0.43%
Return on average common equity	9.02	2.92	(3.32)	(1.24)	4.78
Stockholders’ equity to assets	8.07	10.90	26.64	8.05	9.27
Book value per share	$12.82	$11.56	$9.41	$45.13	$44.96
Tangible book value per share	$9.34	$8.83	$8.53	$45.13	$44.96
Net yield on interest-earning assets	2.35%	1.77%	1.98%	3.90%	4.69%
Interest rate spread	2.23	1.62	1.57	3.65	4.39
Efficiency ratio(2)	51.29	78.70	124.55	91.40	79.45
Net operating expense ratio(3)	0.97	1.18	2.66	3.98	3.90
Asset Quality Ratios:
Allowance for credit losses to non-performing loans	150.04%	87.20%	75.34%	55.21%	209.82%
Allowance for credit losses to total loans	0.24	0.27	0.37	1.28	1.09
Net charge-offs to average loans	0.03	0.02	0.19	0.12	0.08
Non-performing assets to total assets	0.24	0.29	0.68	1.62	0.35
Non-performing assets to total loans and real estate owned	0.27	0.35	0.80	2.32	0.52
Capital Ratios of the Bank:
Total capital ratio	11.09%	16.70%	49.82%	12.51%	20.20%
Tier 1 capital ratio	10.72	16.27	49.17	11.26	19.00
Tier 1 leverage ratio	6.85	11.91	24.19	8.06	9.60

(1)	Ratio, yield and rate information for the years ended December 31, 2004, 2003 and 2001 are based on daily average balances, except for Cedar Creek for the period December 4, 2004 through December 31, 2004, Lost Pines for the period March 1, 2004 until it was converted to our systems on July 23, 2004, Jacksonville for the period January 1, 2004, until it was converted to our systems on March 12, 2004 and Highland for the period May 1, 2003 until it was converted to our systems on May 23, 2003, whose average balances are calculated using average monthly balances. Ratio, yield and rate information for the years ended December 31, 2002 and 2000 are based on average monthly balances. Return on average common equity is based on average monthly balances for all periods presented.

(2)	Efficiency ratio is non-interest expense (excluding acquisition related amortization) divided by net interest income plus non-interest income, excluding gains on securities.

(3)	Net operating expense ratio is non-interest expense less non-interest income divided by average total assets.

(4)	Certain items have been reclassified at or for the years ended December 31, 2002, 2001 and 2000 to conform to our current presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Forward-looking statements involve inherent risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to:

•	risks and uncertainties related to acquisitions and divestitures, including related integration and restructuring activities, and changes in our mix of product offerings;

•	prevailing economic conditions;

•	changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gains on sale results in our mortgage business, as well as other aspects of our financial performance;

•	the level of defaults, losses and prepayments on loans made or acquired by us, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, require credit loss reserve levels and our periodic valuation of our retained interests from securitizations we may engage in;

•	changes in accounting principles, policies and guidelines;

•	adverse changes or conditions in capital or financial markets, which can adversely affect our ability to sell or securitize loan originations on a timely basis or at prices which are acceptable to us, as well as other aspects of our financial performance;

•	actions by rating agencies and the effects of these actions on our businesses, operations and funding requirements;

•	changes in applicable laws, rules, regulations or practices with respect to tax and legal issues, whether of general applicability or specific to us and our subsidiaries; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.
      In addition, we regularly explore opportunities for acquisitions of and hold discussions with financial institutions and related businesses, and also regularly explore opportunities for acquisitions of liabilities and assets of financial institutions and other financial services providers. These potential future transactions may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. No assurance may be given that we will be able to successfully complete any such transactions. We routinely analyze our lines of business and from time to time may increase, decrease or terminate one or more activities.
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
Overview
      We were formed in August 2001 and began our banking operations in April 2002 with our acquisition of the bank. Since April 2002, we have grown from $61.3 million in assets to $3.5 billion at December 31, 2004, expanded our community banking offices to 23 from two, established our corporate office where we provide many of our banking services, expanded our commercial lending regional offices to Arizona, Florida, Pennsylvania, Detroit, and Dallas, Texas, and initiated a mortgage banking business with 56 retail mortgage offices in 20 states throughout the United States and three wholesale offices in Texas, California and Tennessee.
      Our historical financial results reflect the development of our business. During 2002, we incurred the non-interest expense related to our expansion and the infrastructure cost necessary to support the expansion. At the end of 2002 and throughout 2003, we began to acquire and originate loans and other earning assets, which have increased our revenues to a level commensurate with the expenses that we incurred in our development stage. During 2004, we have continued to see the results from the execution of our business strategy as our asset and revenue growth have offset the ongoing cost of executing our business strategy. We have achieved improved levels of profitability as our businesses have begun to generate earning assets and revenues that exceed their ongoing operating expenses. We will continue to make additional investments in our businesses to expand the range of our product lines and services.
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

Allowance for Credit Losses
      We maintain our allowance for credit losses at the amount estimated by management to be sufficient to absorb probable losses based on available information. Our estimates of credit losses meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as amended by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” When analyzing the appropriateness of the allowance for credit losses, we consider such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies and the estimated value of the underlying collateral, if any. Single family mortgages and consumer loans are evaluated as a group. Residential construction, commercial real estate, commercial business, mortgage banker finance and multi-family loans are evaluated individually. The allowance for credit losses is based principally on the frequency and severity of losses for an asset class, the historical loss experience for the type of loan and the delinquency status. The process of evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating financial information and fair value of the underlying collateral property; and second, a methodology for estimating general credit loss reserves. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, we record all estimated credit losses at the time the loan is classified. In order to facilitate the establishment of our general allowance for credit losses, we have established a risk grade classification system for components of our loan portfolio that do not have homogeneous terms, such as commercial loans. This system grades loans based on credit and collateral support for each loan. The grades range from one, which represents the least possible risk to us, to eight, for doubtful loans. Each credit grade has a general minimum credit allowance factor established for each type of loan. We use this general credit allowance factor in establishing our allowance for credit losses. We establish the credit loss allowance through a systematic methodology whereby each loan is assigned a credit grade at origination. We establish the allowance for credit losses by using the credit allowance factor for the individual loan, based on the risk classification, and providing as the allowance for credit loss the product of the loan balance times the credit allowance factor over the initial twelve months of the loan’s term. For homogeneous loans, such as single-family mortgage and consumer loans, we utilize the frequency and severity of losses for the asset class and the delinquency status in determining the credit allowance factor. The allowance for credit losses is determined by multiplying the portfolio balance by the credit allowance factor for the portfolio and providing the resulting amount ratably over twelve months. When available information confirms specific loans, or portions of those loans, to be uncollectible, we charge off those amounts against the allowance for credit losses. Even after loans are charged off, we continue reasonable collection efforts until the potential for recovery is exhausted. See “— Credit Quality — Allowance for Credit Losses.”

Rate Lock Commitments
      In connection with our mortgage banking activities, we enter into interest rate lock commitments with loan applicants whereby the interest rate on the loan is guaranteed for a certain period of time while the application is in the approval process, which we refer to as the “locked pipeline.” In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” interest rate lock commitments are derivative financial instruments and changes in their fair value are required to be reported in current earnings. The fair value of interest rate lock commitments is determined as of the date the interest rate is locked and is based on the estimated fair value of the underlying mortgage loans, including the value of the servicing when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. Generally, we base the change in the value of the underlying mortgages on quoted market prices of publicly traded mortgage backed securities. Management estimates the amount of loans expected to close by applying a “fall-out” ratio for commitments that expire. This estimate is based on the historical data for loans with similar characteristics as well as current market conditions. We record changes in the fair value as gains or losses on sales of single family loans on the consolidated statements of operations.

Impairment of Goodwill
      Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized but is evaluated for impairment at least annually. Goodwill is tested for impairment using quoted market prices and transactions involving similar types of institutions to determine if the fair value of our assets, net of liabilities, exceeds the carrying amount. If the fair value of our net assets is determined to be less than the carrying amount, goodwill would be written down through a charge to operations.
Significant Transactions
      On December 4, 2004, we acquired Cedar Creek for approximately $23.9 million, including $11.3 million in cash, $12.3 million in shares of our common stock, valued at $18.37 per share and $288,000 in direct acquisition costs through December 31, 2004. Cedar Creek was a Texas-based bank holding company with approximately $107.3 million in assets and $96.7 million in deposits at the time of acquisition. The acquisition of Cedar Creek expanded our presence in our east Texas market.
      On February 29, 2004, we acquired Lost Pines for approximately $7.2 million including $308,000 in direct acquisition costs. Lost Pines was a Texas-based bank holding company with approximately $40.2 million in assets and $36.3 million in deposits at the date of the acquisition. The acquisition of Lost Pines expanded our presence in our central Texas market.
      On December 30, 2003, we acquired Jacksonville for approximately $68.6 million in cash, including $1.7 million in direct acquisition costs. Jacksonville was a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits at the time of the acquisition. Jacksonville operated nine community banking branches in east Texas.
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
      On April 30, 2003, we completed our acquisition of Highland. Total consideration for Highland included $15.0 million in cash, $2.7 million in shares of our common stock, valued at $10.00 per share, and $1.1 million in direct acquisition costs. At the time of the acquisition, Highland’s total assets were approximately $83.6 million and deposits were approximately $72.9 million. The acquisition of Highland complemented our existing community banking branches and expanded our presence in our central Texas market.
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
      Also in November 2002, we formed Franklin Bank Capital Trust I. The trust issued, in a private offering, $20 million of variable rate trust preferred securities that currently pays 5.64% annually and resets quarterly to 3-month LIBOR plus 3.35%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $619,000 in variable rate common securities of the trust. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in November 2007. The junior notes mature in November 2032.
      On April 9, 2002, we acquired Franklin Bank for total consideration of $11.2 million, including $1.4 million in cash, $8.9 million in shares of our common stock valued at $10.00 per share, and $905,000 in acquisition costs. Prior to our acquisition of the bank, we had assets of approximately $488,000. After the acquisition we had assets of approximately $61.3 million, deposits of $47.3 million and stockholders’ equity of $14.3 million. This acquisition gave us the platform on which we have built our business.
Results of Operations
      The company derives a majority of its income from interest earned on its loan portfolio. Funding for these assets was sourced from the cash raised in the private stock offering completed in November 2002 and from community banking deposits, brokered deposits and borrowings from the Federal Home Loan Bank. The funds raised in the company’s initial public offering in December 2003 were utilized to acquire Jacksonville and Lost Pines and to purchase single family loans. The company’s mortgage banking activities, which generate gains on sales of single family loans and mortgage-backed securities and loan fees, also contribute to our net income.
      The results from operations for the years ended December 31, 2004, 2003 and 2002 include Cedar Creek beginning on December 4, 2004, Lost Pines beginning March 1, 2004, Jacksonville beginning on December 31, 2003, Highland beginning on May 1, 2003 and Franklin Bank beginning on April 10, 2002. The results of operations for the years ended December 31, 2001 and 2000 are the results of Franklin Bank prior to our acquisition. During these periods, the bank operated as a local community bank.

For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Net income was $23.1 million, or $1.07 per diluted share, for the year ended December 31, 2004, compared to $3.2 million, or $0.29 per diluted share, for the year ended December 31, 2003. This increase is due to growth in our single family and commercial loan portfolios, a higher net yield on interest-earning assets, and the acquisition of Jacksonville.
      Net interest income. Net interest income is the amount of interest earned on our assets in excess of interest incurred on our liabilities. The net yield on interest-earning assets, or net yield, represents net interest income expressed as a percentage of our average interest-earning assets. The table below sets forth information regarding our average interest-earning assets and average interest-bearing liabilities and the related income and expense and weighted average yields. Average balances for the years ended December 31, 2004 and 2003 are based on daily average balances, except for Cedar Creek for the period December 4, 2004 through December 31, 2004, Lost Pines for the period March 1, 2004 until it was converted to our systems on July 23, 2004, Jacksonville for the period January 1, 2004 until it was converted to our systems on March 12, 2004 and Highland for the period May 1, 2003 until it was converted to our general systems on May 23, 2003, whose average balances are calculated using average monthly balances.

	For the Years Ended December 31,

	2004			2003

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$73,996	$853	1.15%	$44,900	$437	0.97%
Trading assets	—	—	—	4,557	109	2.39
Available for sale securities	72,135	1,979	2.74	26,545	553	2.08
Federal Home Loan Bank stock and other investments	54,092	1,046	1.93	21,359	465	2.18
Mortgage-backed securities	147,399	4,989	3.38	53,686	1,356	2.53
Loans
Single family	2,035,942	85,647	4.21	857,165	32,406	3.78
Residential construction	236,081	13,310	5.64	65,911	3,211	4.87
Commercial real estate	51,931	3,353	6.46	13,183	870	6.60
Mortgage banker finance	49,838	2,289	4.59	923	31	3.36
Commercial business	10,595	684	6.47	9,178	583	6.35
Consumer	60,123	4,241	7.05	4,635	372	8.01

Total loans	2,444,510	109,524	4.48	950,995	37,473	3.94

Total interest-earning assets	2,792,132	118,391	4.24	1,102,042	40,393	3.67
Non-interest-earning assets	99,129			36,166

Total assets	$2,891,261			$1,138,208

Interest-Bearing Liabilities
Interest-bearing deposits
Checking accounts	$68,182	$660	0.97	$12,559	$120	0.96
Money market and savings accounts	178,709	2,910	1.63	47,726	804	1.68
Certificates of deposit	341,900	6,930	2.03	61,852	1,646	2.66
Brokered and wholesale	810,501	15,723	1.94	466,469	9,425	2.02
Non-interest bearing deposits	42,604	—	—	13,069	—	—

Total deposits	1,441,896	26,223	1.82	601,675	11,995	1.99

	For the Years Ended December 31,

	2004			2003

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Federal Home Loan Bank advances	1,157,086	24,938	2.16	399,204	7,455	1.87
Reverse repurchase agreements	—	—	—	3,028	35	1.15
Junior subordinated notes	20,190	1,488	7.37	20,059	1,473	7.34

Total interest-bearing liabilities	2,619,172	52,649	2.01	1,023,966	20,958	2.05
Non-interest-bearing liabilities and stockholders’ equity	272,089			114,242

Total liabilities and stockholders’ equity	$2,891,261			$1,138,208

Net interest income/interest rate spread		$65,742	2.23%		$19,435	1.62%

Net yield on interest-earning assets			2.35%			1.77%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.60%			107.62%

      Interest income and interest expense are impacted both by changes in the volume of interest-earning assets and interest-bearing liabilities and by changes in yields and rates. The table below analyzes the impact of changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and changes in rate (changes in rate multiplied by the prior period’s average balance) from 2003 to 2004. Changes that are impacted by a combination of rate and volume are allocated proportionately to both changes in volume and changes in rate. For purposes of calculating the changes in our net interest income, non-performing assets are included in the appropriate balance and shown as a rate difference.

	Change	Change
	Due To	Due To	Total
	Rate	Volume	Change

	(In thousands)
Interest income
Short-term interest earning assets	$93	$323	$416
Trading assets	—	(109)	(109)
Available for sale securities	223	1,203	1,426
Federal Home Loan Bank stock and other investments	(59)	640	581
Mortgage backed securities	589	3,044	3,633
Loans
Single family	4,034	49,207	53,241
Residential construction	580	9,519	10,099
Commercial real estate	(19)	2,502	2,483
Mortgage banker finance	15	2,243	2,258
Commercial business	10	91	101
Consumer	(49)	3,918	3,869

Total loans	4,571	67,480	72,051

Total interest income	5,417	72,581	77,998

	Change	Change
	Due To	Due To	Total
	Rate	Volume	Change

	(In thousands)
Interest expense
Interest-bearing deposits
Checking accounts	2	538	540
Money market and savings accounts	(28)	2,134	2,106
Certificates of deposit	(481)	5,765	5,284
Brokered and wholesale	(390)	6,688	6,298

Total deposits	(897)	15,125	14,228
Federal Home Loan Bank advances	1,301	16,182	17,483
Reverse repurchase agreements	—	(35)	(35)
Junior subordinated notes	6	9	15

Total interest expense	410	31,281	31,691

Net interest income	$5,007	$41,300	$46,307

      Net interest income increased $46.3 million to $65.7 million for the year ended December 31, 2004, from $19.4 million for the year ended December 31, 2003. The increase was due to a $1.7 billion increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans, an increase in residential construction loans and the acquisition of Jacksonville. Purchases of single family loans totaled $1.8 billion during 2004 and are primarily made up of adjustable rate mortgages with an initial interest rate reset of three to five years and annual resets thereafter. Additionally, during 2004 we opened three regional commercial lending offices, bringing our total commercial lending offices to six at December 31, 2004. Through our commercial lending offices we originated $1.2 billion in new loans during the year ended December 31, 2004. The net yield rose 58 basis points, from 1.77% for the year ended December 31, 2003 to 2.35% for the year ended December 31, 2004. This increase was due to the acquisition of Jacksonville, an increase in commercial and consumer loans, and higher yields on our single family mortgage portfolio.
      The following table details our interest income and non-interest expense by product:

	For the Years Ended December 31,

	2004		2003

	Actual	Percent	Actual	Percent

	(Dollars in thousands)
Interest income
Mortgage banking products	$85,647	72%	$32,406	81%
Commercial lending	18,952	16	4,112	10
Community banking products	4,925	4	955	2
Other	8,867	8	2,920	7

Total interest income	$118,391	100%	$40,393	100%

Non-interest expense
Mortgage banking products	$13,406	33%	$6,152	34%
Commercial lending	2,005	5	1,081	6
Community banking products	11,075	27	2,144	12
Other	14,169	35	8,850	48

Total non-interest expense	$40,655	100%	$18,227	100%

      Of our products, only the community banking products incur interest expense. Community banking accounted for $10.5 million, or 20%, of total interest expense for the year ended December 31, 2004 and $2.6 million, or 12%, of our total interest expense for the year ended December 31, 2003.
      Provision for credit losses. The provision for credit losses is the periodic cost of maintaining an adequate allowance to cover probable losses. The table below sets forth the activity in our allowance for credit losses.

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Beginning balance	$4,850	$1,143	$—	$314	$202
Acquisitions
Cedar Creek	782	—	—	—	—
Lost Pines	372	—	—	—	—
Jacksonville	—	2,244	—	—	—
Highland	(11)	710	—	—	—
Franklin Bank	—	—	1,189	—	—
Provisions for credit losses
Single family	653	1,119	38	—	—
Commercial	1,417	(109)	91	167	—
Consumer	11	(6)	23	—	—
Other	—	—	—	—	132
Charge-offs
Single family	(101)	—	—	—	—
Commercial	(456)	(216)	(199)	(65)	—
Consumer	(173)	(40)	(3)	—	—
Other	—	—	—	—	(35)
Recoveries
Single family	—	1	—	—	—
Commercial	6	2	3	21	—
Consumer	8	2	1	5	—
Other	—	—	—	—	15

Ending balance	$7,358	$4,850	$1,143	$442	$314

Allowance for credit losses to non-performing loans	150.04%	87.20%	75.34%	55.21%	209.82%
Allowance for credit losses to total loans	0.24	0.27	0.37	1.28	1.09
Allowance for credit losses to average loans	0.30	0.51	1.10	1.33	1.35
Net charge-offs to average loans	0.03	0.02	0.19	0.12	0.08
      The provision for credit losses increased $1.1 million, to $2.1 million for the year ended December 31, 2004, as compared to $1.0 million for the year ended December 31, 2003. The increase in the allowance for credit losses was primarily due to the increase in the size of the commercial loan portfolio. The decrease in the single family loan provision is due to the results of our migration analysis on our single family loans that showed that the loss exposure had decreased from our analysis in the prior year. We base our provision for loan losses on single family loans from this analysis. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.
      Charge-offs for the year ended December 31, 2004 were $730,000 and primarily relate to a residential construction loan and small business loans. The residential construction loan charge-off totaled $193,000 and was foreclosed in June 2004. The small business loans charge-off totaled $257,000.

      See Note 1 to the consolidated financial statements for a further discussion of our allowance for credit losses.
      Non-interest income. The following table sets forth the composition of our non-interest income.

	For the Years Ended
	December 31,

	2004	2003

	(In thousands)
Gains on sales of loans and securities	$3,876	$2,931
Loan fee income	5,037	1,146
Deposit fees	2,505	191
Other	1,194	502

	$12,612	$4,770

      Non-interest income increased $7.8 million to $12.6 million for the year ended December 31, 2004, compared to $4.8 million for the year ended December 31, 2003. This increase was primarily due to the expansion of our mortgage banking activities, the acquisitions of Highland, Jacksonville and Lost Pines and the overall growth of the bank.
      Gains on sales of single family loans increased $1.6 million during the year ended December 31, 2004 as compared to the same period a year ago. We originate loans through our retail and wholesale mortgage offices, as described under “Item 1. Business-Business Activities-Mortgage Banking-Retail Mortgage Origination,” with the intention of selling the majority of loans originated, including the related servicing. During the year ended December 31, 2004, we sold $825.5 million of single family loans, resulting in a gain of $3.6 million. We had gains totaling $98,000 on interest rate lock commitments during the year ended December 31, 2004 related to commitments totaling $25.6 million, excluding loans expected to be transferred to our portfolio and after considering the amount of interest rate lock commitments expected to expire prior to closing the related mortgage loan. See “— Critical Accounting Policies — Rate Lock Commitments” above. Additionally, we had a gain totaling $58,000 on forward delivery contracts, totaling $16.9 million, entered into to hedge the interest rate lock commitments. Loans sold totaling $459.5 million were from our held for investment portfolio to reduce the re-pricing risk on single family loans whose first interest rate repricing is five years after origination in this portfolio and to reduce our exposure in California. Sales of single family loans during the year ended December 31, 2003, totaled $149.6 million, resulting in a gain of $2.1 million. The gain on sale of securities for the year ended December 31, 2004 totaled $229,000, including $137,000 related to the sale of $15.8 million of mortgage-backed securities and $92,000 related to the sale of $15.3 million of agency notes. Mortgage-backed securities sold totaling $6.8 million and the agency notes sold came from the Jacksonville acquisition. The gain on sale of securities for the year ended December 31, 2003 totaled $859,000, related to the sale of $36.2 million of mortgage-backed securities and $111,000 related to the sale of a $10.0 million U.S. Treasury security.
      Loan fee income increased $3.9 million during the year ended December 31, 2004 to $5.0 million, from $1.1 million during the year ended December 31, 2003. Under certain circumstances we will act as a mortgage broker to facilitate the origination of single family loans in the name of other financial institutions for a fee. Mortgage broker fees totaled $4.4 million during the year ended December 31, 2004, as compared to $1.1 million during the year ended December 31, 2003. Loan servicing fees increased during the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to an increase in the size of the portfolio of loans we service for other institutions, from $117.8 million at December 31, 2003 to $168.3 million at December 31, 2004.
      Deposit fees and charges, which are primarily comprised of fees and service charges on community banking deposit accounts, increased $2.3 million during the year ended December 31, 2004, to $2.5 million, from $191,000 during the year ended December 31, 2003. This increase relates to overdraft fees, services charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 13,158 at December 31, 2003 to

25,407 at December 31, 2004. This growth came from our acquisitions of Lost Pines on February 29, 2004 and Cedar Creek on December 4, 2004 and successful marketing efforts including competitive pricing, newspaper advertising and direct mail. Additionally, we opened two new community banking offices in central Texas during the year ended December 31, 2004. Transaction accounts for the year ended December 31, 2003 include those acquired from Jacksonville on December 30, 2003. We did not realize any fees or service charges from these accounts until 2004.
      Other non-interest income is primarily comprised of ancillary income on non-deposit customer services provided, rental income earned on owned properties and income related to mortgage banker finance activities. The increase in other non-interest income was due to the acquisitions of Jacksonville and Highland, which contributed an additional $268,000 during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Income related to mortgage banker finance activities increased during the year ended December 31, 2004, which was the first full year we offered this product. Additionally, non-interest income includes the reversal of the credit mark for $227,000 on a loan acquired in the Franklin acquisition due to the loan’s payment in full during the year ended December 31, 2004.
      Non-interest expense. The following table details the components of our non-interest expense (in thousands).

	For the Years Ended
	December 31,

	2004	2003

Salaries and benefits	$20,081	$9,101
Data processing	3,613	1,349
Occupancy	3,548	1,667
Professional fees	3,795	3,094
Loan expenses, net	2,387	913
Core deposit intangible amortization	588	(145)
Other	6,643	2,248

	$40,655	$18,227

      Non-interest expense increased $22.5 million during the year ended December 31, 2004, to $40.7 million, from $18.2 million during the year ended December 31, 2003. This increase is due to the acquisitions of Jacksonville, Lost Pines and Highland and the overall growth of the bank.
      Salaries and benefits increased $11.0 million during the year ended December 31, 2004, to $20.1 million, from $9.1 million during the year ended December 31, 2003. The number of full time equivalent employees at December 30, 2004 totaled 548, compared to 399 at December 31, 2003. Included in headcount for the year ended December 31, 2003 were 100 employees acquired with the Jacksonville merger on December 30, 2003, for which we did not incur any compensation expense during 2003. The increase in headcount during the year ended December 31, 2004 includes 69 from the Lost Pines and Cedar Creek acquisitions, 41 from our mortgage production offices and 15 from growth in our commercial lending business. Partially offsetting the increase in compensation expense was $1.9 million in restricted stock compensation awarded to certain key employees in connection with our initial public offering during 2003.
      Data processing expense increased $2.3 million during the year ended December 31, 2004, to $3.6 million, from $1.3 million during the year ended December 31, 2003. Higher data processing costs represent the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth and due to the acquisition and conversion of Jacksonville and Lost Pines.
      Occupancy expense increased $1.8 million during the year ended December 31, 2004, to $3.5 million, from $1.7 million for the year ended December 31, 2003. This increase is due to the acquisitions of Jacksonville, Lost Pines and Highland, which added nine, two and one community banking offices, respectively. Additionally, we expanded our corporate offices in Houston, Texas, added two community banking offices in central Texas, added three commercial lending offices and expanded our mortgage banking business, increasing the number of retail and wholesale offices from 36 at December 31, 2003 to 59 at December 31, 2004.
      Professional fees are primarily comprised of legal fees, directors’ fees and expenses, fees incurred for our outside auditors and fees paid for our outsourced mortgage banking activities, including appraisals, underwriting and post-closing services. Also included in professional fees are consulting fees paid to Ranieri & Co., Inc. In November 2002, we entered into a three-year consulting agreement with Ranieri & Co., Inc., as part of which we granted it an option to purchase 570,000 shares of our common stock and agreed to pay a $500,000 annual fee for consulting activities. See Note 14 to the Notes to the Consolidated Financial Statements under Item 8. The fair value of the options were recognized over the life of the consulting agreement pursuant to SFAS No. 123, “Accounting for Stock Based Compensation.” Professional fees increased $701,000 during the year ended December 31, 2004, to $3.8 million, from $3.1 million during the year ended December 31, 2003. This increase primarily relates to higher audit fees resulting from increased services, including compliance with the Sarbanes-Oxley Act of 2002. Additionally, legal fees have increased due to a lawsuit relating to construction lending activities that occurred prior to our acquisition of Franklin. Partially offsetting this increase was a decline in costs associated with the consulting agreement with Ranieri & Co, Inc. Pursuant to the consulting agreement, the options fully vested upon the completion of the registration of our common stock during December 2003 and the remaining fair value of the option was recognized in the consolidated statement of operations during the year ended December 31, 2003.
      Loan expense increased $1.5 million during the year ended December 31, 2004, to $2.4 million, from $913,000 during the year ended December 31, 2003. This increase is due to an increase in mortgage banking activity from originations, purchases and sales of single family loans during 2004 as compared to 2003.
      Amortization of intangibles increased $733,000 during the year ended December 31, 2004, to $588,000, compared to a reduction in expense of $145,000 during the year ended December 31, 2003. The reduction in expense during 2003 includes the reversal of $237,000 of estimated core deposit intangible amortization. During 2003, the core deposit intangible study related to the Franklin acquisition, which was originally estimated on the asset and liability tables for the first quarter of 2002 published by the OTS, was finalized, based on the actual deposits acquired. The estimate using the OTS tables valued the core deposit intangible at $1.6 million, as compared to the core deposit intangible study valuation of $204,000. Goodwill was adjusted for the difference between the estimated and the amount that resulted from the core deposit intangible study. Additionally, amortization of intangibles increased during the year ended December 31, 2004, as compared to the year ended December 31, 2003, due to the amortization of the core deposit intangible from the Jacksonville, Lost Pines and Highland acquisitions.
      Other non-interest expense increased $4.4 million during the year ended December 31, 2004, to $6.6 million, compared to $2.2 million during the year ended December 31, 2003. This increase includes higher marketing, insurance, office supplies, postage and courier expenses incurred to support our growth and expansion.

For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
      Net income was $3.2 million for the year ended December 31, 2003, compared to a net loss of $726,000 for the year ended December 31, 2002. During the year ended December 31, 2003, we focused on expanding the bank’s business activities and increasing its overall profitability. The net loss reported for the year ended December 31, 2002 reflects the costs we incurred as we began to implement our business strategy.
      Net interest income. The table below sets forth information regarding our average interest-earning assets and average interest-bearing liabilities and the related income and expense and weighted average yields. Average balances for the year ended December 31, 2003 are based on daily average balances, except for

Highland for the period May 1, 2003 until it was converted to our general ledger on May 23, 2003, and average balances for the year ended December 31, 2002, which are based on average monthly balances.

	For the Years Ended December 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$44,900	$437	0.97%	$24,499	$356	1.45%
Trading assets	4,557	109	2.39	—	—	—
Available for sale securities	26,545	553	2.08	—	—	—
Federal Home Loan Bank stock and other investments	21,359	465	2.18	1,949	71	3.59
Mortgage-backed securities	53,686	1,356	2.53	16,433	861	5.44
Loans
Single family	857,165	32,406	3.78	80,346	3,668	4.56
Residential construction	65,911	3,211	4.87	5,759	307	5.34
Commercial real estate	13,183	870	6.60	7,137	458	6.42
Mortgage banker finance	923	31	3.36	—	—	—
Commercial business	9,178	583	6.35	6,416	372	5.79
Consumer	4,635	372	8.01	4,291	353	8.25

Total loans	950,995	37,473	3.94	103,949	5,158	4.96

Total interest-earning assets	1,102,042	40,393	3.67	146,830	6,446	4.41%
Non-interest-earning assets	36,166			7,480

Total assets	$1,138,208			$154,310

Interest-Bearing Liabilities
Interest-bearing deposits
Checking accounts	$12,559	$120	0.96%	$3,991	$54	1.37%
Money market and savings accounts	47,726	804	1.68	7,516	181	2.41
Certificates of deposit	61,852	1,646	2.66	25,015	696	2.78
Brokered and wholesale	466,469	9,425	2.02	63,170	1,889	2.99
Non-interest bearing deposits	13,069	—	—	4,367	—	—

Total deposits	601,675	11,995	1.99	104,059	2,820	2.71
Federal Home Loan Bank advances	399,204	7,455	1.87	18,658	536	2.89
Reverse repurchase agreements	3,028	35	1.15	—	—	—
Notes payable	—	—	—	82	4	4.75
Junior subordinated notes	20,059	1,473	7.34	2,631	193	7.34

Total interest-bearing liabilities	1,023,966	20,958	2.05	125,430	3,553	2.84
Non-interest-bearing liabilities and stockholder’s equity	114,242			28,880

Total liabilities and stockholder’s equity	$1,138,208			$154,310

Net interest income/interest rate spread		$19,435	1.62%		$2,893	1.57%

Net yield on interest-earning assets			1.77%			1.98%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.62%			117.06%

      The table below analyzes the impact of changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and changes in rate (changes in rate multiplied by the prior period’s average balance) from 2002 to 2003. Changes that are impacted by a combination of rate and volume are allocated proportionately to both changes in volume and changes in rate. For purposes of calculating the changes in our net interest income, non-performing assets are included in the appropriate balance and shown as a rate difference.

	Change	Change
	Due to	Due to	Total
	Rate	Volume	Change

	(In thousands)
Interest income
Short-term interest earning assets	$(146)	$227	$81
Trading assets	—	109	109
Available for sale securities	—	553	553
Federal Home Loan Bank stock and other investments	(38)	432	394
Mortgage-backed securities	(679)	1,174	495
Loans
Single family	(737)	29,475	28,738
Residential construction	(29)	2,933	2,904
Commercial real estate	14	398	412
Mortgage banker finance	—	31	31
Commercial business	39	172	211
Consumer	(10)	29	19

Total loans	(723)	33,038	32,315

Total interest income	(1,586)	35,533	33,947
Interest expense
Interest-bearing deposits
Checking accounts	(20)	86	66
Money market and savings accounts	(70)	693	623
Certificates of deposit	(32)	982	950
Brokered and wholesale	(784)	8,320	7,536

Total deposits	(906)	10,081	9,175
Federal Home Loan Bank advances	(256)	7,175	6,919
Reverse repurchase agreements	—	35	35
Notes payable	—	(4)	(4)
Junior subordinated notes	—	1,280	1,280

Total interest expense	(1,162)	18,567	17,405

Net interest income	$(424)	$16,966	$16,542

      Net interest income increased $16.5 million to $19.4 million for the year ended December 31, 2003, from $2.9 million for the year ended December 31, 2002. This increase is due to a $955.2 million increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans and an increase in residential construction loans. Purchases of single family loans totaled $1.4 billion during 2003 and were primarily made up of adjustable rate mortgages with an initial interest rate reset of three to five years and annual resets thereafter. We increased our single family loan portfolio in order to deploy our capital and to provide us with an earnings base to implement our business strategy. Additionally, during 2003 we opened two regional commercial lending offices and expanded our Houston office. Through these offices we originated

$201.2 million in new loans. The net yield declined 21 basis points to 1.77% for the year ended December 31, 2003, from 1.98% for the year ended December 31, 2002. This decline is due to the change in the mix of our assets caused by the purchase of lower yielding single family loans. The single family loans were purchased at a weighted average yield of 3.77%.
      The following table details our interest income and non-interest expense by product:

	For the Years Ended December 31,

	2003		2002

	Actual	Percent	Actual	Percent

	(Dollars in thousands)
Interest income
Mortgage banking products	$32,406	81%	$3,668	57%
Commercial lending	4,112	10	765	12
Community banking products	955	2	725	11
Other	2,920	7	1,288	20

Total interest income	$40,393	100%	$6,446	100%

Non-interest expense
Mortgage banking products	$6,152	34%	$543	13%
Community banking products	2,144	12	1,060	25
Commercial lending	1,081	6	295	7
Other	8,850	48	2,305	55

Total non-interest expense	$18,227	100%	$4,203	100%

      Of our products, only the community banking products incur interest expense. Community banking accounted for $2.6 million, or 12%, of our total interest expense for the year ended December 31, 2003 and $931,000, or 26%, for the year ended December 31, 2002.
      Non-interest income. The following table sets forth the composition of our non-interest income.

	For the Years
	Ended
	December 31,

	2003	2002

	(In thousands)
Gains on sales of loans and securities	$2,931	$191
Loan fee income	1,146	125
Deposit fees and charges	191	84
Other	502	58

	$4,770	$458

      Non-interest income increased $4.3 million to $4.8 million for the year ended December 31, 2003, from $458,000 for the year ended December 31, 2002. This increase is due primarily to the expansion of our mortgage banking activities and the resulting gains on sales of loans, gains on securities and the acquisition of Highland.
      Gains on sales of single family loans and securities increased for the year ended December 31, 2003 due to an increase in mortgage banking activity during 2003. During the year ended December 31, 2003, we sold $149.6 million of single family loans, resulting in a gain of $2.1 million. Additionally, we had gains totaling $78,000 on interest rate lock commitments. At December 31, 2003, these commitments totaled $12.6 million excluding loans expected to be transferred to our portfolio and after considering the amount of the interest rate lock commitments expected to expire prior to closing the related mortgage loan. See “— Critical Accounting Policies — Rate Lock Commitments” above for more details. This gain was partially offset by a $51,000 loss on forward delivery contracts, totaling $9.0 million, entered into to hedge the interest rate lock commitments. There were no gains on sales of single family loans for the year ended December 31, 2002. The gain on securities for the year ended December 31, 2003 totaled $859,000, related to the sale of $36.2 million of mortgage-backed securities and $111,000 related to the sale of a $10.0 million U.S. Treasury security, compared to a gain of $191,000 related to the sale of $11.7 million of mortgage backed securities in the prior year period.
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
      Deposit fees and charges, which are primarily comprised of fees and service charges on community banking deposit accounts, increased $107,000 to $191,000 for the year ended December 31, 2003, as compared to $84,000 for the year ended December 31, 2002. This increase is related to overdraft fees, service charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. Since our acquisition of Franklin Bank, we have expanded our deposit customer base, increasing the number of transaction accounts from 672 at December 31, 2002 to 13,158 at December 31, 2003. This growth resulted from our acquisitions of Highland on April 30, 2003 and Jacksonville on December 30, 2003 and successful marketing efforts including competitive pricing, newspaper advertising and direct mail. Additionally, we opened a new community banking office in the greater Austin area during March 2003.
      The increase in other non-interest income is due to the acquisition of Highland, which contributed $370,000 in other non-interest income for the year ended December 31, 2003. Other non-interest income contributed by Highland during 2003 is comprised of $181,000 of ancillary income on other customer services provided and $189,000 in income on owned rental properties and other sources.
      Non-interest expense. The following table details the components of our non-interest expense.

	For the Years Ended
	December 31,

	2003	2002

	(In thousands)
Salaries and benefits	$9,101	$1,963
Occupancy	1,667	381
Data processing	1,349	326
Professional fees	3,094	648
Loan expenses, net	913	11
Core deposit intangible amortization	(145)	263
Other	2,248	611

	$18,227	$4,203

      Non-interest expense increased $14.0 million to $18.2 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase in non-interest expense was due to costs incurred to expand our business operations as we implemented our business strategy and due to costs associated with our initial public offering. See “Item 1. Business — Our Strategy.”
      The increase in salaries and benefits was due to the hiring of our executive management, the hiring of additional staff in order to manage and support the expansion of our operations and the acquisition of Highland. The number of full time equivalent employees increased to 399 at December 31, 2003, up from 74 at December 31, 2002. Additionally, in connection with our initial public offering during December 2003, the company awarded certain executives and key employees $1.9 million in restricted stock compensation.
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
      Occupancy expense increased $1.3 million to $1.7 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase represents costs associated with the expansion of our corporate office in Houston, Texas, the addition of a new banking office in Austin, Texas, the initiation of our mortgage banking business with 36 offices, the addition of two commercial lending offices in Arizona and Florida and the acquisition of Highland.
      Data processing expense increased $1.0 million to $1.3 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase represents the increase in outsourced data processing services and depreciation on computer hardware and software incurred to support our expansion and growth.
      Loan expense increased $902,000 during the year ended December 31, 2003, to $913,000, from $11,000 during the year ended December 31, 2002. This increase is due to an increase in mortgage banking activity from purchases and sales of single family loans during 2003 as compared to 2002.
      Amortization of intangibles was a reduction in expense of $145,000 for the year ended December 31, 2003, compared to an expense of $263,000 for the comparable 2002 period. The reduction in expense includes the reversal of $237,000 of expense during 2003 when the estimated core deposit intangible value related to our acquisition of Franklin Bank was finalized through the completion of the core deposit study based on the actual deposits acquired. Additionally, amortization for the year ended December 31, 2003 includes $35,000 related to the Franklin Bank acquisition and $57,000 related to the acquisition of Highland. The core deposit intangible for Highland is $556,000.
      Other non-interest expense increased $1.6 million to $2.2 million for the year ended December 31, 2003, compared to the year ended December 31, 2002. This increase represents costs incurred to support our growth and expansion, including higher franchise taxes, advertising, travel and office supply costs.
Financial Condition

General
      Total assets increased $1.2 billion to $3.5 billion at December 31, 2004, from $2.3 billion at December 31, 2003. The increase in assets is primarily attributable to purchases and originations of single family loans, new residential construction loans, growth in the mortgage banker finance portfolio and the acquisitions of Cedar Creek and Lost Pines, which added approximately $107.3 million and $40.2 million in assets, respectively.
      Total assets were $2.3 billion at December 31, 2003, compared to $365.7 million at December 31, 2002. The increase in assets was primarily attributable to purchases of single family loans, the origination of residential construction loans and the acquisitions of Jacksonville and Highland, which added approximately $467.6 million and $83.6 million in assets, respectively.

Investment Portfolio
      Our objective in the management of our investment portfolio is to maintain a portfolio that provides for liquidity needs, provides a profitable interest rate spread over liabilities with similar maturities, includes assets that can be pledged as collateral for borrowings, meets regulatory requirements and enhances the utilization of our capital.
      Our investment portfolio primarily consists of mortgage-backed securities, mutual funds, stock of the Federal Home Loan Bank, or FHLB, and short-term liquid assets. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total equity, except for FHLB stock, which is a required investment, and a mutual fund investment, in which we look at the underlying investments in the fund. Exempt from this calculation are U.S. Treasury and U.S. government agency securities.
      The following tables set forth the composition and fair value of our investment portfolio as of the dates indicated. At these dates, there were no securities held-to-maturity.

	December 31, 2004

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

	December 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Investment portfolio
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Securities available for sale:
Mutual fund investment	51,295	—	(308)	50,987
Agency securities	38,888	—	—	38,888
Treasury securities	1,294	—	(1)	1,293

Total securities available for sale	91,477	—	(309)	91,168

Federal Home Loan Bank stock and other investments	32,866	—	—	32,866

Total investment portfolio	$301,795	$217	$(406)	$301,606

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$11,119	$493	$(1)	$11,611
Agency adjustable rate	11,158	155	—	11,313

Total mortgage-backed securities	22,277	648	(1)	22,924

Federal Home Loan Bank stock and other investments	3,163	—	—	3,163

Total investment portfolio	$25,440	$648	$(1)	$26,087

      At December 31, 2004, our investment portfolio totaled $257.4 million, compared to $301.6 million at December 31, 2003. The decline in the investment portfolio was due to sales totaling $31.1 million and principal repayments. Sales during the year ended December 31, 2004 included $22.0 million acquired from Jacksonville. The Cedar Creek and Lost Pines acquisitions added $12.0 million and $10.4 million to our investment portfolio, respectively.
      At December 31, 2003, our total investment portfolio was $301.6 million, compared to $26.1 million at December 31, 2002. The $275.5 million portfolio increase during the year ended December 31, 2003 is due to purchases of mortgage-backed securities totaling $104.2 million, our acquisitions of Jacksonville and Highland, which added $153.8 million and $41.4 million to our investment portfolio, respectively, and an increase in FHLB stock. Subsequent to our acquisition, $40.0 million in short-term investments acquired from Highland matured, the proceeds of which were reinvested in mutual funds. Sales of mortgage-backed securities were $36.2 million during the year ended December 31, 2003.
      The following table presents a summary of yields and maturities or repricing for our available-for-sale investment portfolio:

			Due		After One		After Five
			Within		But Within		But Within		After Ten
	Total	Yield	One Year	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

	(Dollars in thousands)
Available for sales securities:
Mortgage-backed securities — agency	$109,703	3.60%	$879	6.27%	$4,752	4.14%	$2,623	4.16%	$101,449	3.54%

Other securities:
Agency	20,541	2.42	12,939	1.87	6,408	3.18	1,194	4.36	—	—
Private	1,330	2.49	956	2.32	374	2.91	—	—	—	—

Total other securities	21,871	2.42	13,895	1.90	6,782	3.17	1,194	4.36	—	—

Total available for sale securities	131,574	3.40%	$14,774	2.16%	$11,534	3.57%	$3,817	4.22%	$101,449	3.54%

Mutual fund investment	51,127
Federal Home Loan Bank stock and other equity securities	74,673

	$257,374

Loan Portfolio
      Our loan portfolio, excluding allowance for credit losses, premiums and deferred fees and costs, totaled $3.0 billion at December 31, 2004, and was comprised of $2.3 billion of single family mortgage loans, of which $198.7 million was held for sale, $138.1 million of mortgage banker finance loans, $336.3 million of residential construction loans, $118.8 million of commercial real estate, commercial business and multi-family loans and $55.2 million of consumer loans. This compares to a total loan portfolio of $1.8 billion at December 31, 2003, that was comprised of $1.5 billion of single family mortgage loans, of which $112.7 million was held for sale, $3.7 million of mortgage-banker finance loans, $161.8 million of residential construction loans, $51.6 million of commercial real estate, commercial business and multi-family loans, and $66.8 million of consumer loans.

	Franklin Bank Corp.				Franklin Bank, S.S.B.

	December 31,		December 31,		December 31,		December 31,		December 31,
	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Held for investment:
Single family mortgages	$2,150,287	76.83%	$1,404,730	83.19%	$276,170	90.47%	$2,548	7.29%	$3,916	13.54%
Mortgage banker finance	138,080	4.93	3,715	0.22	—	—	—	—	—	—
Residential construction	336,267	12.02	161,759	9.58	5,789	1.90	10,619	30.38	11,572	40.02
Commercial real estate	82,800	2.96	37,115	2.20	7,935	2.60	7,876	22.53	2,816	9.74
Commercial business	19,222	0.69	8,556	0.50	7,985	2.62	7,442	21.29	6,071	21.00
Multi-family	16,740	0.60	5,948	0.35	3,179	1.04	518	1.48	493	1.70
Consumer	55,240	1.97	66,821	3.96	4,193	1.37	5,955	17.03	4,048	14.00

Sub-total	2,798,636	100.00%	1,688,644	100.00%	305,251	100.00%	34,958	100.00%	28,916	100.00%
Allowance for credit losses	(7,358)		(4,850)		(1,143)		(442)		(314)
Deferred loan costs/fees	23,961		14,850		2,296		—		—

Total loans held for investment	2,815,239		1,698,644		306,404		34,516		28,602

Held for sale:
Single family mortgages	198,718		112,706		757
Deferred loan fees	3,545		1,766		(1)

Total loans held for sale	202,263		114,472		756

Total loans	$3,017,502		$1,813,116		$307,160		$34,516		$28,602

      Single family mortgages grew by $831.6 million to $2.3 billion at December 31, 2004, from $1.5 billion at December 31, 2003. This growth is attributable to the purchase of $1.8 billion, and the origination of $632.1 million, of single family mortgage loans. The single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for 75% of total purchases and Morgan Stanley, which accounted for 10% of total purchases during the year ended December 31, 2004. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. The loan packages we purchase are underwritten in accordance with the bank’s underwriting criteria outlined in “Item 1. Business  — Underwriting and Risk Management.” The majority of our purchases during the year ended December 31, 2004 were from “A” seller/ servicers as defined by our underwriting policies. Single family mortgage loan originations for the year ended December 31, 2004 came from our wholesale origination offices in California, Texas and Tennessee and our 56 retail mortgage offices. See “Item 1. Business — Business Activities — Mortgage Banking.” During the year ended December 31, 2004, we also sold into the secondary market $825.5 million of single family loans, of which $459.5 million were from our held to maturity portfolio. Principal repayments were $819.3 million for the year ended December 31, 2004. Additionally, $15.2 million of single family loans were acquired in the Cedar Creek and Lost Pines acquisitions.
      Mortgage banker finance loans increased $134.4 million, to $138.1 million at December 31, 2004, from $3.7 million at December 31, 2003. Originations were $625.5 million and paydowns were $491.1 million during the year ended December 31, 2004. Mortgage banker finance activity increased during the year ended December 31, 2004, as this was the first full year that we offered this product.
      Residential construction loans increased $174.5 million, to $336.3 million at December 31, 2004, from $161.8 million at December 31, 2003. This increase is due to the opening of three new commercial lending offices in Pennsylvania, Michigan and Dallas, Texas during the year ended December 31, 2004, and growth from our existing offices in Florida, Arizona and Houston, Texas. Originations of residential construction loans totaled $536.2 million and principal repayments were $367.1 million during the year ended December 31, 2004. Additionally, $5.4 million of residential construction loans were acquired from Cedar Creek and Lost Pines.
      Commercial real estate, commercial business and multi-family loans increased $67.2 million, to $118.8 million at December 31, 2004, from $51.6 million at December 31, 2003. This increase is due to originations totaling $51.5 million and $39.5 million of such loans acquired from Cedar Creek and Lost Pines during the year ended December 31, 2004. Principal repayments totaled $23.9 million during the year ended December 31, 2004.
      Consumer loans decreased $11.6 million, to $55.2 million at December 31, 2004, from $66.8 million at December 31, 2003. This decrease is due to principal repayments of $34.2 million during the year ended December 31, 2004. Originations of consumer loans totaled $15.3 million and $7.3 million were acquired from Cedar Creek and Lost Pines during the year ended December 31, 2004.
      The following tables show the geographic distribution of our loan portfolio at December 31, 2004 and 2003:

	December 31, 2004

	Principal	% of
	Amount	Total

	(Dollars in thousands)
California	$926,140	30.90%
Texas	604,849	20.18
Florida	220,548	7.36
Arizona	103,799	3.46
Georgia	89,202	2.98
Illinois	87,909	2.93
Colorado	80,837	2.70
Virginia	80,797	2.70
Washington	77,745	2.59
Michigan	76,827	2.56
New York	65,103	2.17
Nevada	61,198	2.04
New Jersey	55,144	1.84
Maine	55,104	1.84
North Carolina	52,273	1.74
Maryland	43,128	1.44
Ohio	39,673	1.32
Minnesota	36,137	1.21
Other(1)	240,941	8.04

	$2,997,354	100.00%

	December 31, 2003

	Principal	% of
State	Amount	Total

	(Dollars in thousands)
California	$511,759	28.41%
Texas	430,179	23.88
Illinois	115,506	6.41
Colorado	72,978	4.05
Arizona	64,007	3.55
Florida	61,177	3.40
Michigan	48,130	2.67
North Carolina	46,698	2.59
Washington	45,972	2.55
Maine	45,661	2.54
Georgia	41,128	2.28
Virginia	38,639	2.15
Utah	21,621	1.20
New Jersey	21,331	1.18
Maryland	21,278	1.18
Nevada	20,754	1.15
Minnesota	20,640	1.15
New York	20,412	1.13
Connecticut	20,408	1.13
Ohio	18,995	1.05
Other(1)	114,077	6.35

	$1,801,350	100.00%

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2004 and 2003.
      We maintain a geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to 35% of total assets, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region. Approximately 53% of the total of all single family mortgages purchased by us during 2004 were from California. We expect that single family loans from California will continue to be a significant percentage of our loan portfolio.
      At December 31, 2003 our loan portfolio, excluding allowance for credit losses, premiums and deferred fees and costs, totaled $1.8 billion, and was comprised of $1.5 billion of single family mortgage loans, of which $112.7 million was held for sale, $3.7 million of mortgage banker finance loans, $161.8 million of residential construction loans, $51.6 million of commercial real estate, commercial loans and multi-family loans and $66.8 million of consumer loans. This compares to a total loan portfolio of $306.0 million at December 31, 2002, that was comprised of $276.9 million of single family mortgage loans, of which $757,000 was held for sale, $5.8 million of residential construction loans, $19.1 million of commercial real estate, commercial loans, and multi-family loans and $4.2 million of consumer loans.
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
      The following table presents the maturity or repricing characteristics of our loan portfolio at December 31, 2004.

	December 31, 2004

	Within One	One to Five	After Five
	Year (1)	Years	Years	Total

	(In thousands)
Loans at fixed rates	$138,216	$54,798	$208,735	$401,749
Loans at variable rates	912,385	1,681,869	1,351	2,595,605

	$1,050,601	$1,736,667	$210,086	$2,997,354

(1)	Includes single family loans held for sale.

Deposits and Borrowings
      Deposits. The market for deposits is competitive. We offer a line of traditional deposit products that currently includes non-interest-bearing checking, interest-bearing checking, money market checking, commercial checking, money market accounts and certificates of deposit. We compete for deposits through our community banking branches with competitive pricing, advertising, direct mail, telemarketing and online banking.
      We also utilize wholesale and brokered deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2004, wholesale and brokered deposits constituted approximately 52.0% of our total deposits.

      The following table shows the distribution of and certain other information relating to our deposits at the end of each period indicated.

	December 31,	Period	December 31,	Period	December 31,	Period
	2004	End Rate	2003	End Rate	2002	End Rate

	(Dollars in thousands)
Non-interest bearing	$68,903	—%	$12,851	—%	$6,549	—%
Custodial accounts	6,580	—	3,887	—	76	—
Interest bearing deposits Checking accounts	74,221	0.96	81,511	1.04	4,786	1.50
Money market accounts	165,302	1.75	113,830	1.82	13,252	2.21

Sub-total	239,523	1.51	195,341	1.49	18,038	2.02
Savings accounts	35,945	0.83	35,888	1.07	568	1.00
Certificates of deposit
Consumer and commercial	369,753	2.65	326,257	2.87	33,052	3.19
Wholesale and brokered	781,694	1.91	685,619	1.61	124,051	2.76

Sub-total	1,151,447	2.15	1,011,876	2.02	157,103	2.85
Total interest bearing deposits	1,426,915	1.99	1,243,105	1.91	175,709	2.76

Total deposits	$1,502,398	1.90%	$1,259,843	1.88%	$182,334	2.66%

      The following table presents a summary of our average deposits and average rates paid as of the dates indicated:

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Interest bearing deposits
Checking accounts	$68,182	0.97%	$12,559	0.96%	$3,991	1.37%
Money market and savings	178,709	1.63	47,726	1.68	7,516	2.41
Certificates of deposit	341,900	2.03	61,852	2.66	25,015	2.78
Brokered and wholesale	810,501	1.94	466,469	2.02	63,170	2.99
Non-interest bearing deposits	42,604	—	13,069	—	4,367	—

Total deposits	$1,441,896	1.82%	$601,675	1.99%	$104,059	2.71%

      The following table presents as of December 31, 2004, certificates of deposit in amounts of $100,000 or more by their maturity (in thousands):

	4 Months	7 Months
3 Months	Through	Through	Over
or Less	6 Months	12 Months	12 Months	Total

$20,744	$27,997	$26,374	$47,367	$122,482
      Deposits increased $242.6 million during the year ended December 31, 2004, to $1.5 billion, compared to $1.3 billion at December 31, 2003. This increase was due to a $149.2 million increase in community banking deposits and a $96.1 million increase in wholesale and brokered deposits. The increase in community banking deposits includes $96.7 million acquired from Cedar Creek and $36.3 million acquired from Lost Pines. Excluding the effect of the Cedar Creek and Lost Pines acquisitions, community banking deposits increased $10.8 million, which can be attributed to our pricing and marketing strategies. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.
      Deposits for the year ended December 31, 2003 increased $1.1 billion to $1.3 billion, compared to $182.3 million at December 31, 2002. The increase was due to the acquisitions of Jacksonville and Highland, which increased deposits by approximately $399.8 million and $72.9 million, respectively. Excluding the effects of the acquisitions of Jacksonville and Highland, community banking deposits increased by $37.0 million during the year ended December 31, 2003. This increase can be attributed to our competitive pricing and marketing strategies. Brokered and wholesale deposits increased $561.6 million during the year ended December 31, 2003, to $685.6 million, compared to $124.0 million at December 31, 2002.
      Borrowings. The following table shows certain information regarding our borrowings:

	December 31, 2004		December 31, 2003		December 31, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Federal Home Loan Bank Advances
Variable rate	$320,000	2.33%	$103,050	1.17%	$2,300	1.30%
Fixed rate	1,333,942	2.57	610,069	2.10	60,500	2.75

	$1,653,942	2.53%	$713,119	1.97%	$62,800	2.70%

Maximum outstanding at any month-end	$1,653,942		$713,119		$62,800
Average daily balance	$1,157,086		$399,204		$18,658
Average interest rate	2.16%		1.87%		2.89%
      At December 31, 2004, our borrowings were $1.7 billion, compared to $713.1 million at December 31, 2003 and $62.8 million at December 31, 2002. The increase in borrowings were utilized to fund part of our asset growth. At December 31, 2004, borrowings were 52.1% of our funding liabilities. These borrowings are collateralized by our single family mortgage portfolio and are expected to continue to be a significant part of our funding in the future.
      The following table shows the maturity or repricing of our borrowings at December 31, 2004:

		4 Months	7 Months	1 Year	Greater
	3 Months	Through	Through	Through	Than
	or Less	6 Months	12 Months	3 Years	3 Years	Total

	(In thousands)
Variable rate	$320,000	$—	$—	$—	$—	$320,000
Fixed rate	135,000	201,692	417,825	557,436	21,989	1,333,942

Total	$455,000	$201,692	$417,825	$557,436	$21,989	$1,653,942

Junior Subordinated Notes
      In November 2002, the company formed Franklin Bank Capital Trust I. The trust issued $20 million of variable rate trust preferred securities in a transaction exempt from the registration requirements of the Securities Act and invested the proceeds in variable rate junior subordinated notes issued by us. The rate on the junior notes resets quarterly, at a base rate of 3-month LIBOR plus 3.35%. If we were to default in payment of these securities, we would be unable to make any cash dividends on our common stock until such default was cured. We can redeem the junior notes at our option at par plus accrued unpaid interest beginning in November 2007. The junior notes mature in November 2032. The interest rate at December 31, 2004 was 5.64%.
      The variable rate junior notes expose us to changes in interest rates. In an effort to reduce the impact of interest rate changes on future income, we have entered into an interest rate swap agreement for a notional amount of $20 million, which has been designated as a cash flow hedge to effectively convert the junior notes to a fixed rate basis. Under this agreement, we receive the 3-month LIBOR rate, reset quarterly, in exchange for fixed rate interest payments at an interest rate of 3.425% over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the junior notes. The reclassification of amounts associated with the interest rate swap into the statement of operations is anticipated to occur through the maturity date of the interest rate swap agreement, which expires on November 15, 2007. The rate on the junior notes, after taking into account the interest rate swap, was 6.78% at December 31, 2004.
Credit Quality

Non-Performing Assets
      Non-performing assets are comprised of non-performing loans and real estate owned. At December 31, 2004, we had $8.3 million in non-performing assets. This is comprised of $4.9 million in loans that were four payments or more delinquent in nonaccrual status, and $3.4 million of real estate owned. This compares to $6.4 million in non-performing assets at December 31, 2003, comprised of $5.6 million in loans that were in nonaccrual status, and $873,000 of real estate owned.
      Loans are generally placed on nonaccrual status upon becoming four payments past due as to interest or principal. Generally, consumer loans that are not secured by real estate are placed in nonaccrual status when deemed uncollectible. Such loans are charged off when they reach 120 days past due.
      At the time a loan is placed in nonaccrual, the accrued but uncollected interest receivable is reversed and accounted for on a cash or recovery method thereafter, until qualifying for return to accrual status. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.
      Additional interest income of $180,000, $125,000 and $127,000 would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively, had the loans been accruing according to their original terms. Interest income of $115,000, $129,000 and $47,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 2004, 2003 and 2002, respectively. On December 31, 2004, we had $4.9 million of loans in non-accrual status, compared to $5.6 million on December 31, 2003 and $1.5 million on December 31, 2002. There were no troubled debt restructurings or impaired loans, as defined by SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, at December 31, 2004, 2003 and 2002.
      Non-performing loans and real estate owned consisted of the following:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Non-performing loans
Single family mortgages	$2,675	$4,018	$—	$—	$—
Commercial	1,944	1,246	1,518	800	149
Consumer	285	298	—	—	—

Total nonperforming loans	4,904	5,562	1,518	800	149

Real estate owned
Single family mortgages	961	439	—	—	—
Commercial	2,424	434	958	—	—

Total real estate owned	3,385	873	958	—	—

Total nonperforming assets	$8,289	$6,435	$2,476	$800	$149

      Beginning in 2004, we changed our methodology for determining non-accrual loans from those 90 days or more delinquent to four payments or more delinquent. Non-performing loans at December 31, 2003, 2002, 2001 and 2000 are based on those 90 days or more delinquent. Had the new methodology been in effect as of December 31, 2003, our non-performing loans would have been $2.8 million.

      At December 31, 2004 and 2003, we had $9.0 million and $6.2 million in loans that were classified as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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
      In order to facilitate the establishment of our general allowance for credit losses, we have established a risk grade classification system for components of our loan portfolio that do not have homogeneous terms, such as commercial loans. This system grades loans based on credit and collateral support for each loan. The grades range from one, which represents the least possible risk to us, to eight, for doubtful loans. Each credit grade has a general minimum credit allowance factor established for each type of loan. In determining our credit allowance factors we utilized various studies, including the OTS historical charge-off percentages and the National Association of Home Builders study of construction lending charge-offs from 1990 to 2002. We use this general credit allowance factor in establishing our allowance for credit losses. We establish the credit loss allowance through a systematic methodology whereby each loan is assigned a credit grade at origination. We establish the allowance for credit losses by using the credit allowance factor for the individual loan, based on the risk classification, and providing as the allowance for credit loss the product of the loan balance times the credit allowance factor over the initial twelve months of the loan’s term.
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
      The bank’s risk management committee reviews on a quarterly basis the adequacy of the allowance for credit losses and reports its findings to the board of directors at its next scheduled meeting. The risk management committee is also responsible for approving upgrades to a loan’s grade.
      The allowance for credit losses at December 31, 2004 was $7.4 million, or 0.24% of total loans outstanding, an increase of $2.5 million from December 31, 2003. The increase in the allowance for credit losses is primarily due to the increase in the size of the commercial portfolio. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.
      The following table allocates the allowance for credit losses based on management’s judgment of potential losses in the respective areas based on our systematic method. While management has allocated the allowance to various portfolios, the allowance for credit losses is general and is available for the portfolio in its entirety.

	December 31, 2004

		% of Total
		Allowance
	Amount	by Category

	(In thousands)
Single family mortgages	$2,817	38.28%
Mortgage banker finance	91	1.24
Residential construction	1,809	24.59
Commercial real estate	1,206	16.39
Commercial business	577	7.84
Multi-family	27	.37
Consumer	831	11.29

Total	$7,358	100.00%

Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations
      The following table sets forth our significant contractual obligations as of December 31, 2004:

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
FHLB advances	$1,653,942	$801,517	$830,436	$21,989	$—
Junior subordinated notes(1)	20,000	—	20,000	—	—
Interest expense on long-term debt(2)	51,100	34,104	16,510	486	—
Operating leases	7,760	1,022	2,773	1,975	1,990

Total contractual cash obligations	$1,732,802	$836,643	$869,719	$24,450	$1,990

(1)	We can redeem the junior subordinated notes at our option at par plus accrued unpaid interest beginning in November 2007. The notes mature in November 2032.

(2)	Includes estimated cash payments for interest expense on FHLB advances. Interest expense related to the junior subordinated notes has been excluded as the amount of cash owed depends on changes in market interest rates.

      We are a party to an interest rate swap agreement whereby we receive a floating rate of interest in exchange for fixed interest rate payments, without an exchange of the underlying principal amounts. The net amount of cash owed or received depends on changes in market interest rates. The interest rate swaps mature in November 2007.
      The following table sets forth our other significant commitments as of December 31, 2004:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			After
Other Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Residential construction, mortgage-banker finance, commercial and consumer lines of credit	$404,012	$244,373	$141,843	$15,263	$2,533
Interest rate lock commitments(1)	26,890	26,890	—	—	—
Letters of credit	15,417	15,417	—	—	—

Total other commitments	$446,319	$286,680	$141,843	$15,263	$2,533

(1)	Adjusted for estimated commitments expected to expire prior to the closing of the mortgage loan.
      At December 31, 2004, we had commitments to purchase $180.0 million of single family loans. We had no obligations to purchase mortgage-backed securities at December 31, 2004.
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
      The following table presents the bank’s regulatory capital and the regulatory capital requirements at December 31, 2004:

	Well
	Capitalized	Actual

Tier 1 leverage capital ratio	5.00%	6.85%
Tier 1 risk-based capital ratio	6.00%	10.72%
Total risk-based capital	10.00%	11.09%
      The bank’s regulatory capital at December 31, 2004 was in excess of the “well capitalized” levels. See “Regulation and Supervision” for a discussion of the regulatory capital requirements for federally insured, state-chartered banks.
Liquidity
      Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity management is guided by policies developed and monitored by the bank’s asset/liability committee, which is comprised of members of our senior management. These policies take into account the marketability of assets, the sources and stability of funding and the amount of loan commitments. For the years ended December 31, 2004 and 2003, a significant source of funding has been from our deposits, both community banking and brokered.

      Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At December 31, 2004, our borrowings from the FHLB were $1.7 billion and our additional borrowing capacity was approximately $392,000. At December 31, 2004, we had no securities sold under agreement to repurchase.
      We are a holding company without any significant assets other than our equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At December 31, 2004, we had approximately $7.5 million in available cash and the bank had the ability to pay approximately $30.4 million in dividends to us without prior regulatory approval.

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
      We use various asset/liability strategies to manage the interest rate sensitivity of our assets and liabilities to ensure that our exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. These strategies include adjusting the terms and pricing of our loans, deposits and borrowings and managing the deployments of our securities and short term assets to reduce or increase the mismatches in interest rate re-pricing. When appropriate, our management may utilize instruments such as interest rate swaps, floors and caps to hedge our interest rate position. As of December 31, 2004, we had entered into an interest swap to adjust the re-pricing characteristics of our junior notes from a floating rate to a fixed rate.
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
      One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Our one year cumulative interest rate gap position at December 31, 2004 was a negative gap of $523.8 million, or 15.1%, of total assets. This is a one-day position which is continually changing and is not necessarily indicative of our position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate moves. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or re-pricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates, our assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase our negative gap position. Conversely, during a period of falling interest rates, our assets would tend to prepay faster than expected thus decreasing the negative gap.

Interest Rate Sensitivity
      We use interest management contracts as tools to manage our interest rate risk. The following table summarizes the key contractual terms associated with these contracts:

	December 31, 2004

	Maturity Range

	Fair	Notional							After
	Value	Amount	2005	2006	2007	2008	2009	2010	2010

	(Dollars in thousands)
Interest Rate Risk Management Contracts:
Asset/ Liability Management
Pay-fixed swaps:	$70
Contractual maturity		20,000	—	—	20,000	—	—	—	—
Pay rate		3.425%			3.425%
Receive rate		2.290%
Forward sales commitments:	$154
Contractual maturity		86,000	86,000	—	—	—	—	—	—
Weighted average price		101.649	101.649

	December 31, 2003

	Maturity Range

	Fair	Notional							After
	Value	Amount	2004	2005	2006	2007	2008	2009	2009

	(Dollars in thousands)
Interest Rate Risk Management Contracts:
Asset/ Liability Management
Pay-fixed swaps:	$(236)
Contractual maturity		20,000	—	—	—	20,000	—	—	—
Pay rate		3.425%				3.425%
Receive rate		1.180%
Forward sales commitments:	$(236)
Contractual maturity		81,000	81,000	—	—	—	—	—	—
Weighted average price		101.610	101.610

      The following table represents the expected repricing characteristics of our assets and liabilities at December 31, 2004, utilizing the assumptions noted below:

	Amounts Maturing or Repricing in

	Less than	One Year
	Three	(But More Than	One to	Over	Non-Rate
	Months	Three Months)	Five Years	Five Years	Sensitive	Total

	(Dollars in thousands)
ASSETS
Cash, investment securities and mortgage-backed securities(1)	$225,787	$17,109	$73,744	$21,463	$9,432	$347,535
Single family mortgages(1)(2)	439,015	522,250	1,230,416	160,200	19,104	2,370,985
Commercial and consumer loans(1)	522,092	27,301	49,960	47,318	(154)	646,517
Other assets	11,659	4,418	—	—	98,620	114,697

Total assets	$1,198,553	$571,078	$1,354,120	$228,981	$127,002	$3,479,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Certificate of deposits	$469,872	$538,248	$138,532	$2,692	$2,102	$1,151,446
Money market and savings(3)	32,151	105,441	64,289	—		201,881
Checking(3)	12,639	44,497	91,935	—	—	149,071

Total deposits	514,662	688,186	294,756	2,692	2,102	1,502,398
Federal Home Loan Bank advances	455,000	619,525	578,652	—	765	1,653,942
Junior subordinated notes	—	—	20,254	—		20,254
Other liabilities	16,042	—	—	—	6,389	22,431
Stockholders’ equity	—	—	—	—	280,709	280,709

Total liabilities and stockholders’ equity	$985,704	$1,307,711	$893,662	$2,692	$289,965	$3,479,734

Period gap	$212,849	$(736,633)	$460,458	$226,289	$(162,963)	$—

Cumulative gap	$212,849	$(523,784)	$(63,326)	$162,963	$—

Cumulative gap as a percentage of assets	6.12%	(15.05)%	(1.82)%	4.68%

(1)	Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.

(2)	Includes mortgage warehouse loans held for sale
(3) Based on projected decay rates and/or repricing.
      To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At December 31, 2004, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment. At December 31, 2004, our net interest income exposure was within the guidelines established by our board of directors.
      The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage
Interest Rate Scenario	Interest Income	Change from Base

	(In thousands)
Up 200 basis points	$86,814	0.11%
Up 100 basis points	87,617	1.03
Base	86,720	—
Down 100 basis points	$85,773	(1.09)
      We also measure the impact of market interest rate changes on the net present value of our assets and liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. At December 31, 2004, we used a simulation model to analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment. At December 31, 2004, our market value exposure was within the guidelines established by our board of directors.
      The following table indicates changes to the market value of our equity as a result of the interest rate movements described above:

	Market	Percentage
Interest Rate Scenario	Value	Change from Base

	(In thousands)
Up 200 basis points	$213,493	(18.20)%
Up 100 basis points	238,688	(8.50)
Base	260,810	—
Down 100 basis points	$279,859	7.30
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Franklin Bank Corp.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Franklin Bank Corp. and subsidiaries (the “company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Franklin Bank Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United State of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

Deloitte & Touche LLP
Houston, Texas
March 9, 2005

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$90,161	$47,064
Securities available for sale, at fair value (amortized cost of $73.7 million and $91.5 million at December 31, 2004 and 2003, respectively)	72,998	91,168
Federal Home Loan Bank stock and other investments, at cost	74,673	32,866
Mortgage-backed securities available for sale, at fair value (amortized cost of $109.8 million and $177.5 million at December 31, 2004 and 2003, respectively)	109,703	177,572
Loans held for sale	202,263	114,472
Loans held for investment (net of allowance for credit losses of $7.4 million and $4.9 million at December 31, 2004 and 2003, respectively)	2,815,239	1,698,644
Goodwill	69,212	54,377
Other intangible assets, net of amortization	7,095	3,705
Premises and equipment, net	13,169	9,381
Real estate owned	4,418	1,789
Other assets	20,803	20,262

TOTAL ASSETS	$3,479,734	$2,251,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$1,502,398	$1,259,843
Federal Home Loan Bank advances	1,653,942	713,119
Junior subordinated notes	20,254	20,135
Other liabilities	22,431	12,765

Total liabilities	3,199,025	2,005,862
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 21,895,785 and 21,225,263 issued and outstanding at December 31, 2004 and 2003, respectively	219	212
Additional paid-in capital	255,348	243,089
Retained earnings	25,567	2,418
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(472)	(125)
Cash flow hedges, net	47	(156)

Total stockholders’ equity	280,709	245,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,479,734	$2,251,300

See notes to the consolidated financial statements

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands except per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$3,878	$1,564	$427
Mortgage-backed securities	4,989	1,356	861
Loans	109,524	37,473	5,158

Total interest income	118,391	40,393	6,446

INTEREST EXPENSE
Deposits	26,223	11,995	2,820
Federal Home Loan Bank advances	24,938	7,455	536
Junior subordinated notes	1,488	1,473	193
Other	—	35	4

Total interest expense	52,649	20,958	3,553

Net interest income	65,742	19,435	2,893
PROVISION FOR CREDIT LOSSES	2,081	1,004	152

Net interest income after provision for credit losses	63,661	18,431	2,741

NON-INTEREST INCOME
Loan fee income	5,037	1,146	125
Gain on sale of single family loans	3,647	2,072	—
Deposit fees	2,505	191	84
Gain on sale of securities	229	859	191
Other	1,194	502	58

Total non-interest income	12,612	4,770	458

NON-INTEREST EXPENSE
Salaries and benefits	20,081	9,101	1,963
Data processing	3,613	1,349	326
Occupancy	3,548	1,667	381
Professional fees	3,295	1,641	498
Professional fees — related parties	500	1,453	150
Loan expenses, net	2,387	913	11
Core deposit amortization	588	(145)	263
Other	6,643	2,248	611

Total non-interest expenses	40,655	18,227	4,203

Income (loss) before taxes	35,618	4,974	(1,004)
INCOME TAX EXPENSE (BENEFIT)	12,469	1,776	(278)

NET INCOME (LOSS)	$23,149	$3,198	$(726)

Net income (loss) per common share
Basic	$1.09	$0.30	$(0.24)
Diluted	$1.07	$0.29	$(0.24)
Basic weighted average number of common shares outstanding	21,276,560	10,825,757	2,984,403
Diluted weighted average number of common shares outstanding	21,716,582	10,851,137	2,984,403
See notes to the consolidated financial statements

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock						Other
							Comprehensive
							Income-
	Class A		Class B		Additional	Retained	Unrealized	Total
					Paid-in	Earnings	Gains	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Losses)	Equity

	(Dollars in thousands)
BALANCE AT JANUARY 1, 2002	20,000	$1	—	$—	$200	$(54)	$—	$147
Issuance of common stock	10,333,320	103	—	—	103,230	—	—	103,333
Issuance costs	—	—	—	—	(5,567)	—	—	(5,567)
Conversion of shares	(2,353,320)	(24)	2,353,320	24	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(726)	—	(726)
Change in unrealized gains on securities available-for-sale, net of tax of $284	—	—	—	—	—	—	551	551
Reclassification adjustment, net of tax of $(67)	—	—	—	—	—	—	(124)	(124)
Change in cash flow hedges, net of tax of $(107)	—	—	—	—	—	—	(207)	(207)

Total comprehensive income (loss)	—	—	—	—	—	(726)	220	(506)

BALANCE AT DECEMBER 31, 2002	8,000,000	80	2,353,320	24	97,863	(780)	220	97,407
Issuance of common stock	10,871,943	107	—	—	156,320	—	—	156,427
Issuance costs	—	—	—	—	(12,114)	—	—	(12,114)
Conversion of shares	2,353,320	24	(2,353,320)	(24)	—	—	—	—
Non-employee stock based compensation	—	1	—	—	1,020	—	—	1,021
Comprehensive income (loss)
Net income	—	—	—	—	—	3,198	—	3,198
Change in unrealized gains on securities available-for-sale, net of tax of $7	—	—	—	—	—	—	15	15
Reclassification adjustment, net of tax of $(292)	—	—	—	—	—	—	(567)	(567)
Change in cash flow hedges, net of tax of $27	—	—	—	—	—	—	51	51

Total comprehensive income (loss)	—	—	—	—	—	3,198	(501)	2,697

BALANCE AT DECEMBER 31, 2003	21,225,263	212	—	—	243,089	2,418	(281)	245,438
Issuance of common stock	670,522	7	—	—	12,311	—	—	12,318
Issuance costs	—	—	—	—	(52)	—	—	(52)
Comprehensive income (loss)
Net income	—	—	—	—	—	23,149	—	23,149
Change in unrealized gains on securities available-for-sale, net of tax of $(101)	—	—	—	—	—	—	(196)	(196)
Reclassification adjustment, net of tax of $(78)	—	—	—	—	—	—	(151)	(151)
Change in cash flow hedges, net of tax of $104	—	—	—	—	—	—	203	203

Total comprehensive income (loss)	—	—	—	—	—	23,149	(144)	23,005

BALANCE AT DECEMBER 31, 2004	21,895,785	$219	—	$—	$255,348	$25,567	$(425)	$280,709

See notes to the consolidated financial statements

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,149	$3,198	$(726)
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	2,081	1,004	152
Net gain on sale of mortgage-backed securities and loans	(3,876)	(2,931)	(191)
Depreciation and amortization	2,287	1,002	794
Federal Home Loan Bank stock dividends	(1,006)	(429)	(27)
Fundings of loans held for sale	(632,069)	(291,815)	(1,195)
Proceeds from sale of loans held for sale	368,403	149,746	433
Proceeds from principal repayments of loans held for sale	180,301	32,248	—
Other change in loans held for sale	(4,426)	(486)	—
Change in interest receivable	(6,111)	(4,114)	(1,244)
Change in other assets	6,960	15,762	(1,722)
Change in other liabilities	10,135	4,566	2,326

Net cash used by operating activities	(54,172)	(92,249)	(1,400)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Cedar Creek	(11,319)	—	—
Purchase of Lost Pines	(7,148)	—	—
Purchase of Jacksonville	—	(68,092)	—
Purchase of Highland	—	(15,927)	—
Purchase of Franklin Bank	—	—	(1,351)
Cash and cash equivalents acquired from Cedar Creek	43,418	—	—
Cash and cash equivalents acquired from Lost Pines	7,850	—	—
Cash and cash equivalents acquired from Jacksonville	—	13,650	—
Cash and cash equivalents acquired from Highland	—	14,105	—
Cash and cash equivalents acquired from Franklin Bank	—	—	7,124
Fundings of loans held for investment	(1,228,461)	(226,725)	(16,282)
Proceeds from principal repayments of loans held for investment	1,555,176	530,295	54,454
Proceeds from sales of loans held for investment	460,743	—	—
Proceeds from principal repayments of mortgage-backed securities	69,357	24,725	3,858
Proceeds from sales and maturities of securities	42,742	71,179	11,849
Proceeds from sale of real estate owned	1,859	1,264	61
Purchases of loans held for investment	(1,828,930)	(1,408,554)	(308,681)
Other change in loans held for investment	(10,971)	6,631	244
Purchases of mortgage-backed securities	(3,566)	(114,230)	(34,072)
Purchases of Federal Home Loan Bank stock and other securities	(42,351)	(79,454)	(2,919)
Purchases of premises and equipment	(2,030)	(779)	(299)

Net cash used by investing activities	(953,631)	(1,251,912)	(286,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	109,773	613,001	135,108
Proceeds from Federal Home Loan Bank advances	1,316,500	655,375	62,800
Repayment of Federal Home Loan Bank advances	(375,373)	(36,825)	—
Proceeds from issuance of notes payable	—	—	130
Repayment of notes payable	—	(19)	(380)
Proceeds from issuance of junior subordinated notes	—	—	19,374
Proceeds from public offering of common stock	—	152,366	—
Payment of common stock issuance costs	—	(11,348)	88,973

Net cash provided by financing activities	1,050,900	1,372,550	306,005

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,097	28,389	18,591
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,064	18,675	84

CASH AND CASH EQUIVALENTS AT PERIOD END	$90,161	$47,064	$18,675

Supplemental disclosures of cash flow information
Cash paid for interest	$46,881	$16,332	$1,840
Cash paid for taxes	7,556	1,958	—
Noncash investing activities
Real estate owned acquired through foreclosure	$4,447	$873	$958
Noncash financing activities
Issuance of common stock for Cedar Creek acquisition	$12,317	$—	$—
Issuance of common stock for Highland acquisition	—	2,700	—
See notes to consolidated financial statements

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation
      Franklin Bank Corp., (the “parent company”), is a Texas-based savings and loan holding company that offers mortgage banking, commercial banking and community banking products through its subsidiary, Franklin Bank (the “bank”). As of December 31, 2004, in addition to our corporate office in Houston, Texas, where we provide many of our banking services, we had 22 banking offices in Texas, five regional construction lending offices in Florida, Arizona, Pennsylvania, Michigan and Texas, 56 retail mortgage offices in 20 states throughout the United States, and regional wholesale origination offices located in California and Tennessee.
      Franklin Bank Corp. was formed in August, 2001 for the purpose of acquiring all of the outstanding stock of the bank. The acquisition of the bank was completed on April 9, 2002. Since that date, the company has completed four additional acquisitions including Highland Lakes Bancshares Corporation (“Highland”) on April 30, 2003, Jacksonville Bancorp, Inc. (“Jacksonville”) on December 30, 2003, Lost Pines Bancshares, Inc. (“Lost Pines”) on February 29, 2004 and Cedar Creek Bancshares, Inc. (“Cedar Creek”) on December 4, 2004. These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.”
      The accompanying consolidated financial statements include the accounts of the parent company, a subsidiary of the parent company, the bank and a subsidiary of the bank (collectively known as the “company”). The consolidated statements of operations and cash flows for the year ended December 31, 2004, include activity for Lost Pines beginning March 1, 2004 and Cedar Creek beginning December 4, 2004. The consolidated statements of operations and cash flows for the year ended December 31, 2003 include activity for Highland beginning May 1, 2003 and Jacksonville beginning December 31, 2003. The consolidated statements of operations and cash flows for the year ended December 31, 2002, include activity for the bank beginning April 10, 2002. All significant intercompany accounts have been eliminated in consolidation. The majority of the company’s assets and operations are derived from the bank.
      Certain reclassifications have been made to the December 31, 2003 and 2002 financial statements to conform to the December 31, 2004 presentation.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents
      Cash and cash equivalents are comprised of amounts due from depository institutions and interest-earning and non-interest-earning deposits in other banks.

Federal Home Loan Bank Stock and Other Investments
      Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold back to the FHLB at par value or to other member banks. Other investments is comprised of an equity investment in another institution, Texas Independent Bank, which can only be sold to back to Texas Independent Bank on a formula basis and is carried at cost. Dividends on FHLB and Texas Independent Bank Stock are included in interest income on the Consolidated Statements of Operations.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Securities that the company would have the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in the tax law or statutory or regulatory requirements), securities may be sold or transferred to another portfolio.
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

Nonaccrual, Past Due and Restructured Loans
      Loans are normally placed on nonaccrual status by management when the payment of interest or principal on a loan becomes four payments past due, or earlier, in some cases, when the collection of interest or principal is doubtful. Generally, consumer loans that are not secured by real property are placed on nonaccrual status when deemed uncollectible, such loans are charged off when they reach 120 days past due.
      When a loan is placed on nonaccrual status, interest accrued and uncollected is reversed by a charge to current operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as a recovery of loan

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Impaired Loans
      SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures,” states that a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single-family residential and consumer loans, are excluded from the scope of SFAS No. 114. These loans, however, are considered when determining the adequacy of the allowance for credit losses.
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

Allowance for Credit Losses
      We maintain our allowance for credit losses at the amount estimated by management to be sufficient to absorb probable losses based on available information. Our estimates of credit losses meet the criteria for accrual of loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” as amended by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” When analyzing the appropriateness of the allowance for credit losses we segment the loan portfolio into as many components as practical, each of which will normally have similar characteristics, such as risk classification, delinquency statistics, type of loan, industry, location of collateral property, loan-to-value ratios or type of collateral. The process of evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating financial information and fair value of the underlying collateral property and second, a methodology for estimating general loan loss reserves. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, we record all estimated credit losses at the time the loan is classified. For components of the loan portfolio that are not homogenous, such as commercial loans, and are not classified, we establish the credit loss allowance based on a credit grade that is assigned to the loan at origination on a formula basis and provide for these over the first year of the loan. For homogenous loans, such as single-family mortgage and consumer loans, we utilize the frequency and severity of losses for the asset class and the delinquency status. When available information confirms specific loans, or portions of those loans, to be uncollectible, we charge off those amounts against the allowance for credit losses. Even after loans are charged-off, we continue reasonable collection efforts until the potential for recovery is exhausted.
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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of Single Family Loans
      Gains and losses on loan sales are recognized at the time of sale and are determined using the specific identification method. At the time of sale, control over the assets are transferred to the purchaser and all rights and beneficial interests in the transferred assets are relinquished by the bank and its creditors to the purchaser. The bank is not entitled or obligated to repurchase or redeem sold loans except under general representations and warranties included in the sales agreement, whereby the bank may be required to repurchase certain loans if they do not meet certain conditions specified in the sales agreement. Typically, when loans are sold, the associated servicing rights are released with the principal of the loan and any other retainable interests. Servicing rights that are retained are included in other intangible assets on the balance sheet.
      The company did not sell any loans to related or affiliated parties during the years ended December 31, 2004, 2003 or 2002.

Goodwill
      Goodwill represents the excess of the purchase price over the fair value of net assets acquired, adjusted for core deposit premiums, which are included in intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be evaluated for impairment at least annually. Goodwill will be tested for impairment using quoted market prices and transactions involving similar private institutions to determine if the fair value of our assets, net of liabilities, exceeds the carrying amount. If the fair value of our net assets is determined to be less than the carrying amount, goodwill will be written down through a charge to operations.

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

Premises and Equipment
      Land is carried at cost. Buildings, furniture and equipment and leasehold improvements are carried at cost, or fair value at acquisition, less accumulated depreciation and amortization. Depreciation expense is

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining life of the original lease term or remaining lease renewal period.

Real Estate Owned (“REO”)
      Real estate acquired through foreclosure is accounted for at the lower of carrying value or fair value less estimated costs to sell at the time of foreclosure. Declines in a property’s fair value below its carrying value subsequent to foreclosure would be charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for REO losses are included in current operations in non-interest expense in the consolidated statement of operations.
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

	Years Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$23,149	$3,198	$(726)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	899	—
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards granted, net of tax	(851)	(1,305)	(201)

Pro forma net income (loss)	$22,298	$2,792	$(927)

Common share data:
Basic earnings (loss) per share
As reported	$1.09	$0.30	$(0.24)
Pro forma	1.05	0.26	(0.31)
Diluted earnings (loss) per share
As reported	1.07	0.29	(0.24)
Pro forma	1.03	0.25	(0.31)
      The company expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004)”, on July 1, 2005.

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
      In connection with our mortgage banking activities, we enter into interest rate lock commitments with loan applicants, whereby the interest rate on the loan is guaranteed for a certain period of time while the application is in the approval process. In accordance with SFAS No. 133, interest-rate lock commitments are derivative financial instruments, and changes in their fair value are required to be reported in current earnings. The fair value of interest rate lock commitments is determined as of the date the interest rate is locked and is based on the estimated fair value of the underlying mortgage loans, including the value of the servicing when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. Generally, the change in the value of the underlying mortgages is based on quoted market prices of publicly traded mortgage-backed

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities. Management estimates the amount of loans expected to close by applying a fall-out ratio for commitments that are expected to expire. This estimate is based on the historical data for loans with similar characteristics as well as current market conditions. We record changes in the fair value as gains on sales of single family loans in the consolidated statements of operations.
      In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statements of operations.
      The company entered into an interest rate swap agreement in order to hedge the variable rate junior subordinated notes. This swap qualifies as a cash flow hedge in accordance with SFAS No. 133. Hence, the swaps are included in the balance sheet at market value and changes in market value are included, net of tax, as a component of “other comprehensive income” in the statement of stockholders’ equity.

Off-Balance Sheet Financial Instruments
      The company has entered into certain off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when funded.

Recent accounting standards
      In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of this Statement, a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by the Statement, will be recognized as an addition to paid-in capital. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and to the unvested portion of previously granted awards that remain outstanding at the date of adoption. Upon adoption of this Statement, the company plans to use the modified prospective method of transition. Under this method, the company will record compensation expense for the unvested portion of awards granted prior to the initial adoption of this Statement and for any awards issued, modified or settled after the effective date of this Statement. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company expects to adopt the provisions of this Statement on July 1, 2005. The implementation of this Statement will impact 2005 earnings by approximately $400,000, based on the outstanding options at December 31, 2004.
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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2004, the SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) was issued, which addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The company measures the fair value of interest rate lock commitments based on the estimated fair value of the underlying mortgages, including the value of the servicing, when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. SAB 105 did not have a material impact on the company’s Consolidated Financial Statements.
      In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-1-a, Implementation Guadance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

2.	Acquisitions
      The following table summarizes our completed acquisitions since our formation in August 2001:

		Total		Banking
Date	Institution Acquired	Purchase Price	Assets	Offices

December 2004	Cedar Creek Bancshares, Inc.	$23.9 million	$107.3 million	5
February 2004	Lost Pines Bancshares, Inc.	$7.2 million	$40.2 million	2
December 2003	Jacksonville Bancorp, Inc.	$68.6 million	$467.6 million	9
April 2003	Highland Lakes Bancshares Corporation	$18.5 million	$83.6 million	1
April 2002	Franklin Bank, S.S.B.	$11.2 million	$61.3 million	2
      We acquired 100% of the assets and liabilities of each of these institutions, which were accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” Jacksonville and Lost Pines were acquired in cash only transactions. The acquisition of Franklin Bank gave us the platform on which we have built our business. The Jacksonville acquisition gave us our entry into the east Texas market. The Highland and Lost Pines acquisitions expanded our central Texas market and the Cedar Creek acquisition expanded our east Texas market. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested at least annually for impairment. The core deposit intangibles are being amortized on an accelerated

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
basis over the estimated lives of the underlying deposit relationships acquired. The goodwill related to the Franklin, Jacksonville, Lost Pines and Cedar Creek acquisitions are not deductible for tax purposes. The goodwill related to the Highland acquisition is deductible for tax purposes. The consolidated financial statements include the operating results and cash flows for Highland beginning May 1, 2003, Jacksonville beginning December 31, 2003, Lost Pines beginning March 1, 2004 and Cedar Creek beginning December 4, 2004.
      The estimated fair value of tangible assets acquired and liabilities assumed related to the Cedar Creek, Lost Pines, Jacksonville, Highland and Franklin acquisitions were as follows (in thousands):

	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin(A)

Cash and cash equivalents	$43,906	$7,850	$13,650	$14,105	$7,124
MBS, securities and other investments	11,994	10,408	153,809	41,424	4,065
Loans	46,932	19,278	277,078	19,550	37,736
Other assets	4,508	2,670	23,062	8,528	685

Total assets acquired	107,340	40,206	467,599	83,607	49,610

Deposits(B)	96,671	36,281	399,751	72,881	47,252
Other liabilities	1,176	850	35,986	2,721	390

Total liabilities assumed	97,847	37,131	435,737	75,602	47,642

Net tangible assets acquired	$9,493	$3,075	$31,862	$8,005	$1,968

(A)	Excludes $11.7 million capital infusion made to Franklin by the parent company on April 10, 2002 that was on deposit at the bank on April 9, 2002.

(B)	Includes purchase adjustments on certificates of deposits totaling $63,000, $29,000, $3.8 million, $1.4 million and $142,000 for Cedar Creek, Lost Pines, Jacksonville, Highland and Franklin, respectively. The certificates of deposit acquired were marked to market value at the acquisition date for certificates of deposit with similar remaining maturities.
      The purchase price for Cedar Creek, Lost Pines, Jacksonville, Highland and Franklin were allocated as follows (in thousands):

	Cedar Creek		Lost Pines		Jacksonville		Highland		Franklin

	Amortization		Amortization		Amortization		Amortization		Amortization
	Period	Amount	Period	Amount	Period	Amount	Period	Amount	Period	Amount

Net tangible assets	N/A	$9,493	N/A	$3,075	N/A	$31,862	N/A	$8,005	N/A	$1,968
Core deposit premium	120 months	2,200	120 months	790	120 months	2,005	120 months	556	120 months	204
Goodwill	N/A	12,250	N/A	3,327	N/A	34,702	N/A	9,911	N/A	9,022

		$23,943		$7,192		$68,569		$18,472		$11,194

      Included in the purchase price allocations are direct acquisition costs totaling $288,000 for Cedar Creek, $308,000 for Lost Pines, $1.7 million for Jacksonville, $1.1 million for Highland and $905,000 for Franklin.
      The allocation of the purchase price of Cedar Creek and Lost Pines at December 31, 2004 is preliminary. These amounts will be finalized as certain valuations and information are available in order to make a definitive allocation.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below presents the actual and unaudited pro forma consolidated statements of operations for the year ended December 31, 2003 (in thousands):

	Actual	Pro forma

Interest income	$40,393	$46,070
Interest expense	(20,958)	(21,725)
Provision for credit losses	(1,004)	(2,499)
Non-interest income	4,770	5,717
Non-interest expense	(18,227)	(23,132)
Income tax expense (benefit)	(1,776)	(1,952)

Net income (loss)	$3,198	$2,479

Net income per common share:
Basic	$0.30	$0.23
Diluted	$0.29	$0.23
Basic weighted average number of common shares outstanding	10,825,757	10,913,784
Diluted weighted average number of common shares outstanding	10,851,137	10,939,164
      Actual results for the year ended December 31, 2003 include Highland beginning May 1, 2003 and Jacksonville beginning December 31, 2003. Pro forma results for the year ended December 31, 2003 include Highland and Jacksonville as though their acquisitions occurred on January 1, 2003. The pro forma amounts take into account the purchase accounting adjustments resulting from the mergers. Pro forma consolidated financial information for the Cedar Creek and Lost Pines acquisitions completed during the year ended December 31, 2004, have been excluded because these acquisitions combined were immaterial.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Securities
      The amortized cost and estimated fair value of securities are as follows (in thousands):

	December 31, 2004

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

	December 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Securities available for sale:
Mutual fund investment	51,295	—	(308)	50,987
Agency securities	38,888	—	—	38,888
Treasury securities	1,294	—	(1)	1,293

Total securities available for sale	91,477	—	(309)	91,168

Federal Home Loan Bank stock and other investments	32,866	—	—	32,866

Total investment portfolio	$301,795	$217	$(406)	$301,606

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unrealized losses and the fair value of securities that have been in a continuous loss position for less than 12 months and 12 months or greater were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total

	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses	Fair Value

Available-for-sale securities
Mortgage-backed securities:
Agency fixed rate	$(152)	$13,250	$—	$—	$(152)	$13,250
Agency adjustable rate	(328)	29,689	(75)	4,114	(403)	33,803

Total mortgage-backed securities	(480)	42,939	(75)	4,114	(555)	47,053

Mutual fund investment	—	—	(670)	51,127	(670)	51,127
Agency securities	(38)	15,515	—	—	(38)	15,515
Corporate securities	(6)	933	—	—	(6)	933

	$(524)	$59,387	$(745)	$55,241	$(1,269)	$114,628

      There were no securities held-to-maturity at December 31, 2004 or 2003.
      During the years ended December 31, 2004, 2003 and 2002 the company had gains on sales of mortgage-backed securities totaling $137,000, $728,000 and 187,000 related to sales of $15.8 million, $36.2 million and $11.7 million, respectively. Gains on sales of securities totaled $92,000 and $111,000 related to sales of $15.3 million and $10.0 million during the years ended December 31, 2004 and 2003, respectively. There were no sales of securities during the year ended December 31, 2002. Purchases of mortgage-backed securities totaled $3.5 million, $104.2 million and $34.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. Mortgage-backed securities acquired from Jacksonville totaled $111.3 million and securities, FHLB stock and other investments acquired from Jacksonville totaled $42.5 million during the year ended December 31, 2003.
      The company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeds 10% of consolidated stockholders’ equity at December 31, 2004 or 2003, except for FHLB stock, which is a required investment, and the mutual fund security investment, in which we look at the underlying investments in the fund which is primarily comprised of adjustable-rate mortgage-backed securities issued by a U.S. Government agency or are rated in the highest category by Moody’s Investor Service or Standard & Poor’s.
      Securities with amortized costs totaling $20.4 million and fair values totaling $20.5 million at December 31, 2004, were pledged to secure public deposits.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Securities outstanding at December 31, 2004 are scheduled to mature as follows (dollars in thousands):

			Due		After One		After Five		After
			Within		But Within		But Within		Ten
	Total	Yield	One Year	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

Available for sale securities:
Mortgage-backed securities — agency	$109,703	3.60%	$879	6.27%	$4,752	4.14%	$2,623	4.16%	$101,449	3.54%

Other securities:
Agency	20,541	2.42	12,939	1.87	6,408	3.18	1,194	4.36	—	—
Private	1,330	2.49	956	2.32	374	2.91	—	—	—	—

Total other securities	21,871	2.42	13,895	1.90	6,782	3.17	1,194	4.36	—	—

Total available for sale securities	131,574	3.40%	$14,774	2.16%	$11,534	3.57%	$3,817	4.22%	$101,449	3.54%

Mutual fund investment	51,127
Federal Home Loan Bank stock and other equity securities	74,673

	$257,374

4.	Loans
      The loan portfolio by major type is as follows (dollars in thousands):

	December 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Held for investment:
Single family mortgages	$2,150,287	76.83%	$1,404,730	83.19%
Mortgage banker finance	138,080	4.93	3,715	0.22
Residential construction	336,267	12.02	161,759	9.58
Commercial real estate	82,800	2.96	37,115	2.20
Commercial business	19,222	0.69	8,556	0.50
Multi-family	16,740	0.60	5,948	0.35
Consumer	55,240	1.97	66,821	3.96

Sub-total	2,798,636	100.00%	1,688,644	100.00%
Allowance for credit losses	(7,358)		(4,850)
Deferred loan fees	23,961		14,850

Total loans held for investment	2,815,239		1,698,644

Held for sale:
Single family mortgages	198,718		112,706
Deferred loan fees	3,545		1,766

Total loans held for sale	202,263		114,472

Total loans	$3,017,502		$1,813,116

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the geographic distribution loans by state for the periods indicated (dollars in thousands):

	December 31, 2004

	Principal	% of
	Amount	Total

California	$926,140	30.90%
Texas	604,849	20.18
Florida	220,548	7.36
Arizona	103,799	3.46
Georgia	89,202	2.98
Illinois	87,909	2.93
Colorado	80,837	2.70
Virginia	80,797	2.70
Washington	77,745	2.59
Michigan	76,827	2.56
New York	65,103	2.17
Nevada	61,198	2.04
New Jersey	55,144	1.84
Maine	55,104	1.84
North Carolina	52,273	1.74
Maryland	43,128	1.44
Ohio	39,673	1.32
Minnesota	36,137	1.21
Other(1)	240,941	8.04

	$2,997,354	100.00%

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Principal	% of
State	Amount	Total

California	$511,759	28.41%
Texas	430,179	23.88
Illinois	115,506	6.41
Colorado	72,978	4.05
Arizona	64,007	3.55
Florida	61,177	3.40
Michigan	48,130	2.67
North Carolina	46,698	2.59
Washington	45,972	2.55
Maine	45,661	2.54
Georgia	41,128	2.28
Virginia	38,639	2.15
Utah	21,621	1.20
New Jersey	21,331	1.18
Maryland	21,278	1.18
Nevada	20,754	1.15
Minnesota	20,640	1.15
New York	20,412	1.13
Connecticut	20,408	1.13
Ohio	18,995	1.05
Other(1)	114,077	6.35

	$1,801,350	100.00%

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2004 and 2003.
      Loan maturity and interest rate sensitivity of the loan portfolio at December 31, 2004 are as follows (in thousands):

	December 31, 2004

	Within	One to	After
	One Year(1)	Five Years	Five Years	Total

Loans at fixed rates	$138,216	$54,798	$208,735	$401,749
Loans at adjustable rates	912,385	1,681,869	1,351	2,595,605

	$1,050,601	$1,736,667	$210,086	$2,997,354

(1)	Includes single family loans held for sale.
      At December 31, 2004 and 2003, single-family mortgage loans totaling $2.1 billion and $1.2 billion, respectively, were pledged collateralizing advances from the Federal Home Loan Bank of Dallas.
      There were no impaired loans at December 31, 2004 or 2003.
      Non-accrual loans, net of related purchase premiums and discounts, totaled $4.9 million and $5.6 million at December 31, 2004 and 2003, respectively. If the non-accrual loans as of December 31, 2004 and 2003 had

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been performing in accordance with their original terms throughout the years ended December 31, 2004 and 2003, interest recognized on these loans would have been $180,000 and $125,000, respectively. The actual interest income recognized on these loans for the years ended December 31, 2004 and 2003 was $115,000 and $129,000, respectively. There were no restructured loans at December 31, 2004, 2003 or 2002.
      Beginning in 2004, we changed our methodology for determining non-accrual loans from those 90 days or more delinquent to four payments or more delinquent. Had this change been in effect at December 31, 2003 our non accrual loans would have been $2.8 million.
      An analysis of activity in the allowance for credit losses for the periods ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	For the Years Ended
	December 31,

	2004	2003	2002

Beginning balance	$4,850	$1,143	$—
Acquisitions	1,145	2,954	1,189
Provision	2,081	1,004	152
Charge-offs	(732)	(256)	(202)
Recoveries	14	5	4

Ending balance	$7,358	$4,850	$1,143

5.	Goodwill and Intangible Assets
      Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized for acquisitions initiated after June 2001. Therefore, no goodwill amortization is presented in the consolidated statements of operations. Instead, goodwill will be tested at least annually for impairment. The company completed its latest impairment test as of September 30, 2004 and concluded there was no impairment. The company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would potentially reduce the fair value below its carrying amount. The changes in goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2003	$—	$—	$—	$—	$7,790	$7,790
Highland acquisition	—	—	—	10,066	—	10,066
Jacksonville acquisition	—	—	35,289	—	—	35,289
Purchase price adjustment	—	—	—	—	1,232	1,232

Balance at December 31, 2003	—	—	35,289	10,066	9,022	54,377
Lost Pines acquisition	—	3,156	—	—	—	3,156
Cedar Creek acquisition	8,980	—	—	—	—	8,980
Purchase price adjustment	3,270	171	(587)	(155)	—	2,699

Balance at December 31, 2004	$12,250	$3,327	$34,702	$9,911	$9,022	$69,212

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance at January 1, 2003	$1,310	$6	$1,316
Highland acquisition	556	—	556
Jacksonville acquisition	2,000	669	2,669
Franklin core deposit intangible adjustment	(1,369)	—	(1,369)
Servicing rights originated	—	423	423
Amortization	(92)	(35)	(127)
Amortization adjustment	237	—	237

Balance at December 31, 2003	2,642	1,063	3,705
Lost Pines acquisition	790	—	790
Cedar Creek acquisition(1)	2,200	—	2,200
Jacksonville core deposit intangible adjustment	5		5
Servicing rights originated	—	1,266	1,266
Amortization	(588)	(283)	(871)

Balance at December 31, 2004	$5,049	$2,046	$7,095

(1)	Preliminary core deposit intangible estimated based on deposits with similar characteristics. Final core deposit intangible will be determined using actual deposit data from Cedar Creek.
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
      At December 31, 2004 and 2003, the fair value of servicing rights retained from single family loan sales totaled $2.2 million and $1.1 million related to $168.3 million and $117.8 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the years ended December 31, 2004 and 2003.
      The projected amortization of other intangible assets as of December 31, 2004 is as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

2005	$895	$412	$1,307
2006	768	370	1,138
2007	671	328	999
2008	588	287	875
Thereafter	2,127	649	2,776

	$5,049	$2,046	$7,095

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment
      Premises and equipment are summarized as follows (in thousands):

		December 31,

	Life in Years	2004	2003

Land	N/A	$2,665	$342
Buildings	40	8,269	7,159
Furniture and equipment and other	5	4,125	1,388
Computer equipment	3	1,708	988
Leasehold improvements	Life of Lease	1,163	315

Total		17,930	10,192
Less: Accumulated depreciation		(4,761)	(811)

Premises and equipment, net		$13,169	$9,381

      Depreciation expense was $1.1 million, $412,000 and $123,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	Deposits
      The composition of deposits is as follows (in thousands):

	December 31,

	2004	2003

Non-interest bearing	$68,903	$12,851
Custodial accounts	6,580	3,887
Interest bearing
Checking	74,221	81,511
Savings	35,945	35,888
Money market	165,302	113,830
Certificates of deposit	369,753	326,257

Subtotal	645,221	557,486
Wholesale and brokered	781,694	685,619

Total interest bearing	1,426,915	1,243,105

Total deposits	$1,502,398	$1,259,843

      Included in deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates as of December 31, 2004 are summarized as follows (in thousands):

Three months or less	$20,744
Four through six months	27,997
Seven through twelve months	26,374
Thereafter	47,367

$122,482

      Interest expense for certificates of deposits in excess of $100,000 approximated $2.8 million, $726,000 and $289,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company had wholesale and brokered deposits of $780.9 million and $685.2 million December 31, 2004 and 2003, respectively, that were not greater than $100,000, and $794,000 and $394,000 of wholesale deposits that were greater than $100,000 at December 31, 2004 and 2003, respectively.

8.	Federal Home Loan Bank Advances
      Information concerning Federal Home Loan Bank advances is summarized as follows (dollars in thousands):

	For the Years
	Ended December 31,

	2004	2003

Variable rate advances	$320,000	$103,050
Fixed rate advances	1,333,942	610,069

Total Federal Home Loan Bank advances at period end	$1,653,942	$713,119

Average interest rate paid at period end	2.53%	1.97%
Maximum outstanding at any month end	$1,653,942	$713,119
Daily average balance	$1,157,086	$399,204
Average interest rate for the period	2.16%	1.87%
      Scheduled maturities for Federal Home Loan Bank advances outstanding at December 31, 2004, were as follows (dollars in thousands):

		Weighted
		Average
	Amount	Rate

1 Year	$801,517	2.34%
2 Years	759,477	2.68%
3 Years or more	92,948	2.95%

	$1,653,942	2.53%

      Federal Home Loan Bank advances totaling $5 million are subject to early call features.
      At December 31, 2004, our additional borrowing capacity at the FHLB was $392,000.

9.	Junior Subordinated Notes
      In November 2002, the company formed Franklin Bank Capital Trust I (the “Trust”), a wholly owned subsidiary. The Trust issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes (the “junior notes”) issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust has the funds available for payment. The rate on the junior notes resets quarterly, at a base rate of 3-month LIBOR plus 3.35%. The junior notes first call date is in November 2007 and the notes mature in November 2032. The interest rate was 5.64% and 4.53% at December 31, 2004 and 2003, respectively. The company’s investment in the Trust was $619,000 at December 31, 2004 and 2003.
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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Facilities Operations
      A summary as of December 31, 2004, of non-cancelable future operating lease commitments follows (in thousands):

2005	$1,022
2006	1,032
2007	937
2008	804
2009	726
2010 and thereafter	3,239
      Total lease expense for all operating leases approximated $1.8 million, $955,000 and $148,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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
      The principal commitments of the company are as follows (in thousands):

	December 31,	December 31,
	2004	2003

Loan commitments	$449,826	$193,470
Letters of credit	15,417	6,690
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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The company had $86.0 million and $81.0 million of commitments to sell loans at December 31, 2004 and 2003, respectively. The company had $180.0 million and $64.8 million of commitments to purchase loans at December 31, 2004 and 2003, respectively.

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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other Assets and Liabilities — The carrying amount of these instruments is considered a reasonable estimate of their fair value due to their short-term nature.
      Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.
      The carrying values and estimated fair values of the company’s financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Assets
Cash and cash equivalents	$90,161	$90,161	$47,064	$47,064
Securities available for sale	72,998	72,998	91,168	91,168
Federal Home Loan Bank stock and other investments	74,673	74,673	32,866	32,866
Mortgage-backed securities	109,703	109,703	177,572	177,572
Loans, net	3,017,502	3,006,736	1,813,116	1,818,187
Other assets	18,783	18,783	15,652	15,652
Financial liabilities
Deposits	$1,502,398	$1,500,601	$1,259,843	$1,260,643
Federal Home Loan Bank advances	1,653,942	1,660,103	713,119	713,227
Junior subordinated notes	20,254	20,254	20,135	20,135
Other liabilities	22,484	22,484	6,343	6,343
Fair value of financial instruments with off-balance sheet risk
Commitments to extend credit		$—		$—
Letters of credit		—		—

13.	Employee Benefits

Savings Plans
      During 2004, the Company participated in a tax deferred savings plan, available to all eligible employees, that qualifies as a 401(k) plan. Under the provisions of the plan, eligible employees can make contributions, through salary deductions, of up to 80% of their gross salary, subject to Internal Revenue Service maximum requirements. The company made matching contributions of 100% of the first 3% and 50% of the next 2% of gross compensation contributed by eligible employees. Employee and employer contributions vest immediately. During 2003, the company participated in a 401(k) plan that allowed employees to make contributions up to 25% of their gross salary, subject to Internal Revenue Service maximum requirements. Under the provisions of the plan the company would make matching contributions of $0.50 for every $1 contributed by the employee, up to 6% of eligible compensation, provided there was at least 80% participation by all eligible employees. During 2002, the company participated in a simple IRA retirement plan whereby the company made matching contributions up to 3% of eligible compensation. During the years ended December 31, 2004

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2002 the company made matching contributions totaling $162,000 and $34,000, respectively. During the year ended December 31 2003, the company did not make any matching contributions as the 80% participation requirement was not met.

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
      The company had no options outstanding prior to January 1, 2002. A summary of stock option activity was as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	534,205	$10.90	298,748	$10.00	—	$—
Granted — employees	300,220	16.55	222,700	12.00	303,691	10.00
Granted — directors	80,000	16.57	21,000	12.00	—	—
Exercised	—	—	—	—	—	—
Forfeited	(2,890)	14.20	(8,243)	10.73	(4,943)	10.00
Expired	—	—	—	—	—	—

Outstanding at end of period	911,535	$13.25	534,205	$10.90	298,748	$10.00

Exercisable at end of period	—	—	—	—	—	—
Weighted average fair value of options granted during period		$8.03		$4.05		$3.04

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Expected life (years)	10	10	10
Risk free interest rate	4.52%	3.96%	3.67%
Expected volatility	27.03%	10.00%	10.00%
Dividend yield	0.00%	0.00%	0.00%
      The following table presents information relating to the company’s stock options at December 31, 2004:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining
Range of Exercise Prices	Outstanding	Price	Life

$10.00—$12.00	532,705	$10.90	7.73 Years
$15.81—$16.57	378,830	$16.55	9.34 Years

14.	Related Parties
      On November 4, 2002, the company entered into a three year consulting agreement with Ranieri & Co., Inc. (“Ranieri & Co.”) pursuant to which Ranieri & Co. will provide, among other services, strategic planning advice and guidance, asset and liability management advice, advice regarding capital market transactions and issues and advice regarding merger and acquisition opportunities in the financial services industry. In exchange for these services, the company is to pay a fee to Ranieri & Co. totaling $500,000 per year and granted Ranieri & Co. an option to purchase 570,000 shares of our common stock at an exercise price of $10.00 per share. Per the terms of the agreement, the option vests and becomes exercisable in one-third increments on each anniversary date of the consulting agreement, subject to acceleration of vesting in the event of a change of control as defined in the agreement, and to forfeiture, to the extent not exercised, for failure to satisfy the performance standards set forth in the agreement. If a change of control occurs, the consulting agreement will be cancelled and the company will be obligated to pay Ranieri & Co. all cash fees and expenses due through the date of the change of control. At the date of the grant, the fair value of the option was estimated based on the assumptions of a stock price of $9.00, volatility of 6.1%, risk-free rate of 2.93%, dividend yield of 0.00%, an estimated life of 5 years and a marketability discount of 15.0%. The estimated economic life of the option is shorter than the contractual life of the option due to the effects of the agreements regarding vesting and change of control described above. A marketability discount was applied based on restrictions regarding resale contained in the consulting agreement and the absence of any market for the option instruments. At the date of grant, the fair value of the option was $1.79 per share. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of the options will be recognized over the life of the consulting agreement, or upon a change of control, as defined in the agreement, if such change of control occurs prior to the end of the three year vesting period. Upon the completion of the company’s initial public offering in December 2003, the options became fully vested and the remaining fair value of the options was recognized in current earnings on the consolidated statements of operations. The consolidated statements of operations include $500,000 for the years ended December 31, 2004 and 2003 and $83,000 for the year ended December 31, 2002 related to the annual consulting fee, and $953,000 and $67,000, respectively, related to the option agreement for the years ended December 31, 2003 and 2002.
      Effective June 10, 2003, Ranieri & Co. sold most of its options under this agreement to certain equity holders and employees of Ranieri & Co. and Hyperion BK2 Ventures, L.P., and certain of the company’s directors and officers, at a price of $1.52 per option.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 15, 2003, the consulting agreement with Ranieri & Co. was amended whereby the terms of the original agreement will remain substantially the same, except that the termination of the consulting agreement will not result in the forfeiture of any portion of the option.

15.	Income Taxes
      The components of income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current (federal and state)	$10,878	$942	$—
Deferred	1,591	834	(278)

	$12,469	$1,776	$(278)

      Significant deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 were as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets
Allowance for credit losses	$1,136	$623
Goodwill	631	—
Mark to market on securities and loans	351	—
Net unrealized loss on MBS available for sale	242	65
Retiree health benefits	215	—
Deferred fees	166	—
Mark to market-hedges	—	80
Other	240	53

	2,981	821

Deferred Tax Liabilities
Federal Home Loan Bank stock dividends	868	166
Originated mortgage servicing rights	475	134
Depreciable assets	294	48
Purchase accounting	193	97
Acquisition costs and amortization	87	84
Real estate acquired through foreclosure	104	133
Mark to market-hedges	24	—
Mark to market securities and loans	—	58
Goodwill	—	136
Other	517	187

	2,562	1,043

Net deferred tax asset/(liability)	$419	$(222)

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stockholders’ Equity
      Issued and outstanding shares of stock at December 31, 2004 include 21,895,785 shares of $.01 par value common stock.
      In December 2004, in connection with the acquisition of Cedar Creek, 670,522 shares of common stock were issued at a price of $18.37 per share.
      In December 2003, the company sold 10,508,016 shares of common stock at an initial offering price of $14.50 per share. Underwriting discounts and other issuance costs totaling $12.1 million were included as a reduction to paid-in capital on the consolidated statements of stockholders’ equity at December 31, 2003. Of the proceeds, $67.7 million was used to acquire Jacksonville, $6.9 million was used to acquire Lost Pines and $52.3 million was contributed to the capital of the bank for general corporate purposes.
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

17.	Earnings Per Share
      Basic and diluted earnings per share were computed as follows (in thousands, except share data):

	For the Year Ended December 31,

	2004	2003	2002

Net income (loss)	$23,149	$3,198	$(724)

Shares
Average common shares outstanding	21,276,560	10,825,757	2,984,403
Potentially dilutive common shares from options	440,022	25,380	—

Average common shares and potentially dilutive common shares outstanding	21,716,582	10,851,137	2,984,403

Basic earnings (loss) per common share	$1.09	$0.30	$(0.24)

Diluted earnings (loss) per common share	$1.07	$0.29	$(0.24)

      Options to purchase 240,700 and 298,748 shares of common stock at exercise prices of $12.00 and $10.00 were excluded from the computation of diluted EPS for the years ended December 31, 2003 and 2002, respectively, because their inclusion would have had an antidilutive effect as the options’ exercise prices were greater than the average market price of the common stock. The Company did not have any antidilutive shares during the year ended December 31, 2004.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      To meet the capital adequacy requirements, the bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes that as of December 31, 2004 and 2003 the bank met all capital adequacy requirements.
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
      The following is a summary of the bank’s capital ratios for the periods presented (dollars in thousands):

					To Be Categorized as
					Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Franklin Bank, S.S.B. at December 31, 2004:
Total Capital (to risk weighted assets)	$223,700	11.09%	$161,390	8.00%	$201,737	10.00%
Tier I Capital (to risk weighted assets)	216,342	10.72	80,695	4.00	121,042	6.00
Tier I Leverge Capital (to total average assets)	216,342	6.85	126,306	4.00	157,882	5.00
Franklin Bank, S.S.B. at December 31, 2003:
Total Capital (to risk weighted assets)	$191,002	16.70%	$91,512	8.00%	$114,390	10.00%
Tier I Capital (to risk weighted assets)	186,152	16.27	45,756	4.00	68,634	6.00
Tier I Leverge Capital (to total average assets)	186,152	11.91	62,527	4.00	78,159	5.00

19.	Pending Acquisitions
      On January 27, 2005, the company announced that it had signed a definitive agreement to acquire Elgin Bank of Texas (“Elgin”). Elgin operates three community banking offices in the outlying areas of Austin, Texas. This transaction is expected to close during the second quarter of 2005, subject to regulatory approvals and other conditions set forth in the merger agreement.
      On December 21, 2004, the company announced that it had signed a definitive agreement to acquire The First National Bank of Athens (“Athens”). Athens operates four community banking offices in East Texas. This transaction is expected to close during the second quarter of 2005, subject to regulatory approvals and other conditions set forth in the merger agreement.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Results (unaudited)
      The following table presents summarized data for each of the quarters during the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31, 2004				Year Ended December 31, 2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$23,735	$27,080	$32,170	$35,406	$5,807	$9,314	$11,181	$14,091
Interest expense	9,565	11,827	15,194	16,063	3,028	4,853	5,756	7,321

Net interest income	14,170	15,253	16,976	19,343	2,779	4,461	5,425	6,770
Provision for credit losses	793	398	556	334	303	352	221	128

Net interest income after provision for credit losses	13,377	14,855	16,420	19,009	2,476	4,109	5,204	6,642
Non-interest income	2,075	2,863	3,962	3,712	590	1,295	1,780	1,105
Non-interest expense	8,910	9,370	10,352	12,023	2,242	3,639	4,200	8,146

Income (loss) before taxes	6,542	8,348	10,030	10,698	824	1,765	2,784	(399)
Income tax expense (benefit)	2,280	2,950	3,494	3,745	290	623	975	(112)

Net income (loss)	$4,262	$5,398	$6,536	$6,953	$534	$1,142	$1,809	$(287)

Earnings (loss) per common share:
Basic	$0.20	$0.26	$0.30	$0.33	$0.05	$0.11	$0.17	$(0.03)

Diluted	$0.20	$0.25	$0.30	$0.32	$0.05	$0.11	$0.17	$(0.02)

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Financial Statements of the Parent Company
PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$6,514	$25,033
Investment in Franklin Bank	293,600	240,569
Premises and equipment, net	2	5
Other assets	1,460	2,450

Total assets	$301,576	$268,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Junior subordinated notes	$20,254	$20,135
Other liabilities	613	2,484

Total liabilities	20,867	22,619
Stockholders’ equity
Common stock	219	212
Additional paid-in capital	255,348	243,089
Retained earnings	25,567	2,418
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	(472)	(125)
Cash flow hedges, net	47	(156)

Total stockholders’ equity	280,709	245,438

Total liabilities and stockholders’ equity	$301,576	$268,057

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
INTEREST INCOME — short-term investments	$5	$1	$1
INTEREST EXPENSE
Notes payable	—	—	4
Junior subordinated notes	1,488	1,473	193

Total interest expense	1,488	1,473	197
Net interest income (loss)	(1,483)	(1,472)	(196)
NON-INTEREST EXPENSE
Occupancy	—	—	24
Data processing	3	4	6
Professional fees	772	123	36
Professional fees — related parties	500	1,453	150
Other	533	286	115

Total non-interest expense	1,808	1,866	331

INCOME (LOSS) BEFORE UNDISTRIBUTED INCOME OF THE BANK AND INCOME TAXES	(3,291)	(3,338)	(527)
Equity in undistributed income (loss) of the bank	25,321	5,401	(378)

Income (loss) before taxes	22,030	2,063	(905)
INCOME TAX EXPENSE (BENEFIT)	(1,119)	(1,135)	(179)

NET INCOME (LOSS)	$23,149	$3,198	$(726)

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years December 31,

	2004	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,149	$3,198	$(726)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Equity in undistributed income of the bank	(25,321)	(5,401)	378
Depreciation and amortization	122	115	2
Change in interest receivable	(30)	9	(37)
Change in other assets	1,366	615	(387)
Change in other liabilities	(1,889)	1,119	695

Net cash used by operating activities	(2,603)	(345)	(75)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Franklin Bank S.S.B.	—	—	(1,351)
Purchase of Highland	—	(15,927)	—
Purchase of Jacksonville	—	(68,092)	—
Purchase of Lost Pines	(7,148)	—	—
Purchase of Cedar Creek	(11,319)	—	—
Cash and cash equivalents acquired from Cedar Creek	252	—	—
Cash and cash equivalents acquired from Lost Pines	48	—	—
Capital contributions to subsidiary	(649)	(53,064)	(85,282)
Purchases of premises and equipment	—	—	(11)

Net cash used by investing activities	(18,816)	(137,083)	(86,644)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from intercompany borrowings	2,900	—	—
Proceeds from issuance of notes payable	—	—	130
Repayment of notes payable	—	(19)	(380)
Proceeds from issuance of junior subordinated notes	—	—	19,374
Proceeds from issuance of common stock	—	—	88,973
Proceeds from public offering of common stock	—	152,366	—
Payment of common stock issuance cost	—	(11,348)	—

Net cash provided by financing activities	2,900	140,999	108,097

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,519)	3,571	21,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,033	21,462	84

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,514	$25,033	$21,462

Supplemental disclosures of cash flow information
Cash paid for interest	$1,630	$1,441	$4
Non-cash financing activities
Issuance of common stock for Cedar Creek	$12,317	$—	$—
Issuance of common stock for Highland acquisition	—	2,700	—
Repayment of intercompany borrowings by contribution of assets	2,900	—	—
See notes to consolidated financial statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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

Management’s Report on Internal Control Over Financial Reporting
      The management of Franklin Bank Corp and subsidiaries (the “company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with generally accepted accounting principles.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      As of December 31, 2004, management assessed the effectiveness of the company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.
      Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. The report is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Franklin Bank Corp.
Houston, Texas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Franklin Bank Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to prove reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the company and our report dated March 9, 2005, expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Houston, Texas
March 9, 2005

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information about our directors is contained in the sections entitled “Election of Class I Directors” and “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2004, which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business — Executive Officers of the Registrant” in this annual report on Form 10-K. Information about our Audit Committee, our Audit Committee Financial Expert and the procedures by which stockholders may recommend nominees to our board of directors is contained in the section entitled ‘’Governance of the Company” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2004, which section is incorporated herein by reference. Additional information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2004, which section is incorporated herein by reference.
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
      Information for this item is contained in the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2004, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      For information about securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Stock-Based Compensation” in this annual report on Form 10-K. Information concerning security ownership of certain beneficial owners and management is contained in the section entitled “Ownership of Common Stock” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2004, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions with our management is contained in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2004, which section is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      Information concerning principal accounting fees and services is contained in the section entitled “Item 2 — Ratification of Appointment of Independent Auditors” in our Proxy Statement for the Annual

Meeting of Stockholders to be filed not later than 120 days following December 31, 2004, which section is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.*
2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.******
2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.*******
3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws**
4.1	Specimen of Common Stock Certificate***
10.1	BK2 Inc. 2002 Stock Option Plan*
10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan**
10.3	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.4	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.5	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement***
10.6	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella**
10.7	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield**
10.8	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella****
10.9	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper****
10.10	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey****
10.11	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann****
10.12	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt****

Exhibit No.	Description

10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield****
10.14	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.*
10.15	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.*
10.16	Agreement, dated February 28, 1999, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.*
10.17	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.*
10.18	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.*
10.19	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor. ****
14.1	Franklin Bank Corp. Code of Ethics and Business Conduct *****
21.1	Subsidiaries of the Registrant *
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1	Section 1350 Certification of the Company’s Chief Executive Officer
32.2	Section 1350 Certification of the Company’s Chief Financial Officer

*	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

**	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

***	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

****	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-112856) filed by the Registrant on February 13, 2004.

*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.

******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.

*******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.

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

Signature	Title

/s/ Anthony J. Nocella Anthony J. Nocella	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Russell McCann Russell McCann	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Lewis S. Ranieri Lewis S. Ranieri	Chairman of the Board of Directors

/s/ James A. Howard James A. Howard	Director

/s/ Lawrence Chimerine, Ph.D Lawrence Chimerine, Ph.D	Director

/s/ David M. Golush David M. Golush	Director

/s/ Alan E. Master Alan E. Master	Director

/s/ Robert A. Perro Robert A. Perro	Director

/s/ William B. Rhodes William B. Rhodes	Director

/s/ John B. Selman John B. Selman	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.*
2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.******
2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.*******
3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws**
4.1	Specimen of Common Stock Certificate***
10.1	BK2 Inc. 2002 Stock Option Plan*
10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan**
10.3	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.4	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.5	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement***
10.6	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella**
10.7	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield**
10.8	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella ****
10.9	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper ****
10.10	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey ****
10.11	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann ****
10.12	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt ****
10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield ****
10.14	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.*
10.15	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.*
10.16	Agreement, dated February 28, 1999, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.*
10.17	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.*
10.18	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.*
10.19	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor. ****
14.1	Franklin Bank Corp. Code of Ethics and Business Conduct *****
21.1	Subsidiaries of the Registrant *

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1	Section 1350 Certification of the Company’s Chief Executive Officer
32.2	Section 1350 Certification of the Company’s Chief Financial Officer

*	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

**	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

***	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

****	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-112856) filed by the Registrant on February 13, 2004.

*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.

******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.

*******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.