Form 10-Q
period 2005-03-31
FRANKLIN BANK CORP
filed 2005-05-10
CIK 1207070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-50518

Franklin Bank Corp.

(Exact name of registrant as specified in its charter)

Delaware	11-3626383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9800 Richmond Avenue, Suite 680
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(713) 339-8900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     As of May 9, 2005, there were 22,727,698 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2005	2004
	(in thousands)
ASSETS

Cash and cash equivalents	$65,739	$90,161
Securities available for sale, at fair value (amortized cost of $60.9 million and $73.7 million at March 31, 2005 and December 31, 2004, respectively)	59,979	72,998
Federal Home Loan Bank stock and other investments, at cost	79,728	74,673
Mortgage-backed securities available for sale, at fair value (amortized cost of $102.1 million and $109.8 million at March 31, 2005 and December 31, 2004, respectively)	101,511	109,703
Loans held for sale	170,892	202,263
Loans held for investment (net of allowance for credit losses of $7.6 million and $7.4 million at March 31, 2005 and December 31, 2004, respectively)	3,294,787	2,815,239
Goodwill	68,829	69,212
Other intangible assets, net of amortization	7,029	7,095
Premises and equipment, net	13,627	13,169
Real estate owned	5,733	4,418
Other assets	24,860	20,803

TOTAL ASSETS	$3,892,714	$3,479,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$1,797,793	$1,502,398
Federal Home Loan Bank advances	1,742,449	1,653,942
Junior subordinated notes	40,904	20,254
Other liabilities	24,110	22,431

Total liabilities	3,605,256	3,199,025

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 21,895,785 issued and outstanding at March 31, 2005 and December 31, 2004	219	219
Additional paid-in capital	255,348	255,348
Retained earnings	32,479	25,567
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(982)	(472)
Cash flow hedges, net	394	47

Total stockholders’ equity	287,458	280,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,892,714	$3,479,734

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$1,661	$905
Mortgage-backed securities	943	1,503
Loans	38,628	21,327

Total interest income	41,232	23,735

INTEREST EXPENSE
Deposits	9,106	5,548
Federal Home Loan Bank advances	11,007	3,648
Junior subordinated notes	478	369

Total interest expense	20,591	9,565

Net interest income	20,641	14,170
PROVISION FOR CREDIT LOSSES	418	793

Net interest income after provision for credit losses	20,223	13,377

NON-INTEREST INCOME
Loan fee income	1,680	634
Deposit fees	926	475
Gain on sale of single family loans	627	363
Gain on sale of securities	—	109
Other	281	494

Total non-interest income	3,514	2,075

NON-INTEREST EXPENSE
Salaries and benefits	6,664	4,380
Data processing	1,150	591
Occupancy	1,085	939
Professional fees	1,109	638
Professional fees — related parties	125	125
Loan expenses, net	662	395
Core deposit amortization	230	116
Other	1,873	1,726

Total non-interest expenses	12,898	8,910

Income before taxes	10,839	6,542
INCOME TAX EXPENSE	3,927	2,280

NET INCOME	$6,912	$4,262

Net income per common share
Basic	$0.32	$0.20
Diluted	$0.31	$0.20
Basic weighted average number of common shares outstanding	21,895,785	21,225,263
Diluted weighted average number of common shares outstanding	22,353,938	21,711,589

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,912	$4,262
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	418	793
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(397)	(472)
Depreciation and amortization	1,124	146
Federal Home Loan Bank stock dividends	(548)	(132)
Fundings of loans held for sale	(177,067)	(103,022)
Proceeds from sales of loans held for sale	152,257	77,098
Proceeds from principal repayments of loans held for sale	60,046	1,955
Change in loans held for sale	(3,480)	(1,787)
Change in interest receivable	(2,646)	(3,747)
Change in other assets	(116)	6,427
Change in other liabilities	1,679	(805)

Net cash provided (used) by operating activities	38,182	(19,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Lost Pines	—	(6,874)
Cash and cash equivalents acquired from Lost Pines	—	7,850
Fundings of loans held for investment	(548,484)	(152,204)
Proceeds from principal repayments of loans held for investment	574,376	247,087
Proceeds from principal repayments of mortgage-backed securities	7,544	11,992
Proceeds from sales and maturities of securities	12,723	12,680
Proceeds from sale of real estate owned	411	35
Purchases of loans held for investment	(499,401)	(371,865)
Purchases of Federal Home Loan Bank stock and other securities	(4,507)	(9,222)
Purchases of premises and equipment	(668)	(401)
Change in loans held for investment	(8,236)	3,555

Net cash used by investing activities	(466,242)	(257,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	295,079	101,499
Proceeds from Federal Home Loan Bank advances	271,000	305,000
Repayment of Federal Home Loan Bank advances	(182,441)	(105,415)
Proceeds from issuance of junior subordinated notes	20,000	—

Net cash provided by financing activities	403,638	301,084

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,422)	24,433
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,161	47,064

CASH AND CASH EQUIVALENTS AT PERIOD END	$65,739	$71,497

Supplemental disclosures of cash flow information
Cash paid for interest	$18,883	$9,038
Cash paid for taxes	1,600	—
Noncash investing activities
Real estate owned acquired through foreclosure	$169	$—

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank, S.S.B (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Recent accounting standards

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 clarifies that conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, is considered unconditional when the timing and/or settlement of a legal obligation is conditional on a future event, even when it may or may not be under the control of the entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If sufficient information is not available at the time the liability is incurred, a liability must be recognized at that time that sufficient information becomes available. The uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for fiscal years ending after December 15, 2005 and is not expected to have a material impact on the company’s financial condition, results of operations or cash flows.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of this Statement, a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by the Statement, will be recognized as an addition to paid-in capital. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and to the unvested portion of previously granted awards that remain outstanding at the date of adoption. Upon adoption of this Statement, the company plans to use the modified prospective method of transition. Under this method, the company will record compensation expense for the unvested portion of awards granted prior to the initial adoption of this Statement and for any award issued, modified or settled after the effective date of this Statement. On April 14, 2005, the Securities and Exchange Commission delayed the effective date from the first interim or annual reporting period that begins after June 15, 2005 to the first annual reporting period that begins after June 15, 2005.

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

     In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF have No. 03-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

Stock-Based Compensation

     The company measures its employee stock-based compensation using the intrinsic value based method of accounting under the provisions of AICPA Accounting Principles Board Opinion No. 25(“APB No. 25”), “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the company’s stock options. Pro-forma information regarding net income is required under Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and has been determined as if the company accounted for its employee stock-option plans under the fair value method of SFAS No. 123. The fair value of options at the date of grant was estimated using a Black-Scholes option-pricing model, which requires use of subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics, and changes in the subjective input assumptions can materially affect the fair-value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of the employee stock options. The following table shows the pro forma amounts attributable to stock-based employee compensation cost for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$6,912	$4,262
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards granted, net of tax	(265)	(119)

Pro forma net income	$6,647	$4,143

Common share data:
Basic earnings per share
As reported	$0.32	$0.20
Pro forma	0.30	0.19
Diluted earnings per share
As reported	0.31	0.20
Pro forma	0.30	0.19

2. Earnings per Common Share

     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2005	2004

Net income	$6,912	$4,262

Shares
Average common shares outstanding	21,895,785	21,225,263
Potentially dilutive common shares from options	458,153	486,326

Average common shares and potentially dilutive common shares outstanding	22,353,938	21,711,589

Basic EPS	$0.32	$0.20

Diluted EPS	$0.31	$0.20

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the three months ended March 31, 2005 are as follows (in thousands):

	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2004	$—	$—	$35,289	$10,066	$9,022	$54,377
Lost Pines acquisition	—	3,156	—	—	—	3,156
Cedar Creek acquisition	8,980	—	—	—	—	8,980
Purchase price adjustment	3,270	171	(587)	(155)	—	2,699

Balance at December 31, 2004	12,250	3,327	34,702	9,911	9,022	69,212
Purchase price adjustment	2	(385)	—	—	—	(383)

Balance at March 31, 2005	$12,252	$2,942	$34,702	$9,911	$9,022	$68,829

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance at January 1, 2004	$2,642	$1,063	$3,705
Lost Pines acquisition	790	—	790
Cedar Creek acquisition	2,200	—	2,200
Jacksonville CDI adjustment	5	—	5
Servicing rights originated	—	1,266	1,266
Amortization	(588)	(283)	(871)

Balance at December 31, 2004	5,049	2,046	7,095
Servicing rights originated	—	270	270
Amortization	(230)	(106)	(336)

Balance at March 31, 2005	$4,819	$2,210	$7,029

     At March 31, 2005 and December 31, 2004, the fair value of servicing rights retained from single family loan sales totaled $2.9 million and $2.2 million related to $178.3 million and $168.3 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the three months ended March 31, 2005 or the year ended December 31, 2004.

4. Junior Subordinated Notes

     At March 31, 2005, the company had two issues of junior subordinated notes outstanding as follows (in thousands):

		Trust		Junior	Company’s
		Preferred		Subordinated	Investment	First	Final
	Issue	Securities	Interest	Notes	In the	Call	Maturity
Description	Date	Outstanding	Rate	Outstanding	Trust	Date	Date
Franklin Bank Capital Trust I	November 2002	$20,000	3-month LIBOR plus 3.35%	$20,000	$619	November 2007	November 2032
Franklin Capital Trust II	February 2005	20,000	3-month LIBOR plus 1.90%	20,000	619	March 2010	March 2035

     In February 2005, the company formed Franklin Capital Trust II (the “Trust II”), a wholly owned subsidiary. The Trust II issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes issued by the company. This issuance was part of a $60 million commitment from Cohen Bros. & Company to allow us to issue trust preferred securities until September 2005, under an agreed upon spread to 3 months LIBOR of 1.90%. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust II has the funds available for payment. The rate on the these junior subordinated notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior subordinated notes is March 15, 2010 and they mature in March 2035. At March 31, 2005, the interest rate was 4.91% and the company’s investment in the Trust II was $619,000. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap is $20 million and has been designated as a cash flow hedge to effectively convert the new junior subordinated notes to a fixed rate basis. The agreement involves the receipt of floating rate amounts in exchange for fixed interest rate payments at an interest rate of 4.29% over the life of the agreement without an exchange of the underlying principal amounts. See “Footnote 9. Junior Subordinated Notes” under “Item 8. Financial Statements and Supplementary Data” in the Company’s 2004 Annual Report on Form 10-K for a discussion of Franklin Bank Capital Trust I.

5. Contingencies

     On May 9, 2005 a jury verdict was returned against Franklin Bank in a case pending against the bank, one of its officers and a bankrupt homebuilder in the 250th District Court of Travis County, Texas that arises out of the bank’s loan to the homebuilder for the construction of a residence, for the plaintiffs, and which involves allegations of common law and statutory fraud and negligent misrepresentation. While judgment has not yet been entered in the case, the bank’s share of the amount of any final judgment is not expected to have a material adverse effect on the financial position or results of operation of the Company. The Company is considering all available legal options with respect to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

     A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:

•	earnings growth;

•	revenue growth;

•	future acquisitions;

•	origination volume in our mortgage business;

•	seasonality in our mortgage and commercial businesses;

•	non-interest income levels, including fees from product sales;

•	credit performance on loans made or acquired by us;

•	tangible capital generation;

•	margins on sales or securitizations of loans;

•	cost and mix of deposits;

•	market share;

•	expense levels;

•	results from new business initiatives in our community banking business; and

•	other business operations and strategies.

     Forward-looking statements involve inherent risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to:

•	risks and uncertainties related to acquisitions and divestitures, including related integration and restructuring activities, and changes in our mix of product offerings;

•	prevailing economic conditions;

•	changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gain on sale results in our mortgage business, as well as other aspects of our financial performance;

•	the level of defaults, losses and prepayments on loans made by us, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, credit loss reserve levels and our periodic valuation of our retained interests from securitizations we may engage in;

•	changes in accounting principles, policies and guidelines;

•	adverse changes or conditions in capital or financial markets, which can adversely affect our ability to sell or securitize loan originations on a timely basis or at prices which are acceptable to us, as well as other aspects of our financial performance;

•	actions by rating agencies and the effects of these actions on our businesses, operations and funding requirements;

•	changes in applicable laws, rules, regulations or practices with respect to accounting, tax and legal issues, whether of general applicability or specific to us and our subsidiaries; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

Critical Accounting Policies

     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances existing at the time such estimates, judgments and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations. These policies are described in further detail in the Company’s 2004 Annual Report of Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Overview

     Franklin Bank Corp. is a Texas-based savings and loan holding company that offers mortgage banking, commercial banking and community banking products and services through its subsidiary, Franklin Bank, S.S.B. As of March 31, 2005, in addition to our corporate office in Houston, Texas, where we provide many of our banking services, we had 22 community banking offices in Texas, five regional construction lending offices in Florida, Arizona, Pennsylvania, Michigan and Texas, 50 retail mortgage offices in 20 states throughout the United States, and regional wholesale origination offices in California and Tennessee.

     The company derives a majority of its income from interest earned on its loan portfolio. The company’s mortgage banking activities, which generate gains on sales of single family loans and securities and loan fees, also contribute to our net income. Funding for our asset growth comes primarily from community banking deposits, brokered deposits and borrowings from the Federal Home Loan Bank.

Significant Transactions

     On January 27, 2005, the company announced that it had signed a definitive agreement to acquire Elgin Bank of Texas, or Elgin. Elgin operates three community banking offices in our central Texas market. This transaction is expected to close at the end of the second quarter or beginning of the third quarter of 2005, subject to regulatory approvals and other conditions set forth in the merger agreement.

     On May 9, 2005, we acquired The First National Bank of Athens, or Athens. Athens operated four community banking offices in our east Texas market and had approximately $208.7 million in assets and $184.7 million in deposits at the time of acquisition.

     On December 4, 2004, we acquired Cedar Creek Bancshares, Inc., or Cedar Creek, for approximately $11.3 million in cash, $12.3 million in Franklin common stock and $297,000 in direct acquisition costs. Cedar Creek operated five community banking offices in our east Texas market and had approximately $107.3 million in assets and $96.7 million in deposited at the time of the acquisition.

     On February 29, 2004, we acquired Lost Pines for approximately $7.2 million in cash, including $308,000 in direct acquisition costs. Lost Pines was a Texas-based bank holding company with approximately $40.2 million in assets and $36.3 million in deposits at the date of the acquisition.

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

Results of Operations – Three months Ended March 31, 2005 compared to three months Ended March 31, 2004.

     Net income was $6.9 million, or $0.31 per diluted share, for the three months ended March 31, 2005, compared to $4.3 million, or $0.20 per diluted share, for the three months ended March 31, 2004. The results of operations for the three months ended March 31, 2004 include activity for Lost Pines beginning March 1, 2004.

     Net interest income. Net interest income increased $6.4 million to $20.6 million for the three months ended March 31, 2005, compared to $14.2 million for the three months ended March 31, 2004. This increase was due to a $1.3 billion increase in average interest-earning assets, resulting primarily from purchases of single family loans and an increase in residential construction and mortgage-banker finance loans. Since March 31, 2004, we have purchased approximately $2.0 billion of single family loans and opened two regional commercial lending offices, bringing our total commercial lending offices to six at March 31, 2005. Through our commercial lending offices we originated $1.6 billion in loans during the twelve month period ending March 31, 2005. The net yield decreased 18 basis points to 2.31% for the three months ended March 31, 2005, compared to 2.49% for the same period a year ago. This decline is primarily due to a decrease in the net spread on newly acquired single family mortgage loans as well as a reduction in the spread on our mortgage warehouse from a higher increase in short-term rates as compared to longer-term rates.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended March 31, 2005 and 2004. Balances for both periods presented are based on daily averages, except for Cedar Creek for the three months ended March 31, 2005 and Lost Pines from its acquisition on March 1, 2004, until March 31, 2004, whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended March 31,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest-earning assets	$114,437	$647	2.26%	$61,295	$86	0.56%
Available for sale securities	62,122	463	3.02%	89,235	685	3.08%
Federal Home Loan Bank stock and other investments	75,912	551	2.94%	36,881	134	1.46%
Mortgage-backed securities	105,970	943	3.56%	172,060	1,503	3.49%
Loans
Single family	2,544,642	28,440	4.47%	1,611,743	16,802	4.17%
Residential construction	373,556	5,684	6.17%	182,369	2,463	5.42%
Commercial real estate	94,054	1,584	6.83%	45,155	782	6.94%
Mortgage-banker finance	122,247	1,621	5.38%	6,430	54	3.38%
Commercial business	19,086	301	6.39%	9,578	136	5.71%
Consumer	55,046	998	7.35%	64,282	1,090	6.80%

Total loans	3,208,631	38,628	4.83%	1,919,557	21,327	4.45%

Total interest-earning assets	3,567,072	41,232	4.64%	2,279,028	23,735	4.17%
Non-interest-earning assets	140,872			76,330

Total assets	$3,707,944			$2,355,358

Interest-Bearing Liabilities
Deposits
Interest-bearing deposits
Checking accounts	$77,640	187	0.98%	$75,070	158	0.84%
Money market and savings accounts	194,144	778	1.63%	166,000	648	1.57%
Certificates of deposit	374,419	2,169	2.35%	335,875	1,543	1.84%
Brokered and wholesale	975,694	5,972	2.48%	691,918	3,199	1.85%
Non-interest bearing deposits	78,943	—	—	20,347	—	—

Total deposits	1,700,840	9,106	2.17%	1,289,210	5,548	1.73%

Federal Home Loan Bank advances	1,671,289	11,007	2.63%	786,694	3,648	1.85%
Junior subordinated notes	27,596	478	6.93%	20,146	369	7.24%

Total interest-bearing liabilities	3,399,725	20,591	2.44%	2,096,050	9,565	1.83%
Non-interest-bearing liabilities and stockholders’ equity	308,219			259,308

Total liabilities and stockholders’ equity	$3,707,944			$2,355,358

Net interest income/interest rate spread		$20,641	2.20%		$14,170	2.34%

Net yield on interest-earning assets			2.31%			2.49%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.94%			108.73%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Loan fee income	$1,680	$634
Deposit fees	926	475
Gain on sale of single family loans	627	363
Gain on sale of securities	—	109
Other	281	494

	$3,514	$2,075

     Non-interest income increased $1.4 million to $3.5 million for the three months ended March 31, 2005, compared to $2.1 million for the same period a year ago. This increase was primarily from the expansion of our mortgage banking activities and an increase in deposit fees resulting from our acquisitions of Lost Pines and Cedar Creek.

     Loan fee income increased $1.1 million during the three months ended March 31, 2005, to $1.7 million, from $634,000 during the three months ended March 31, 2004. This increase relates to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $1.5 million during the three months ended March 31, 2005, compared to $462,000 during the same period a year ago.

     Deposit fees increased $451,000 during the three months ended March 31, 2005, to $926,000, from $475,000 during the three months ended March 31, 2004. This increase relates to overdraft fees, service charges on checking accounts, and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 19,093 at March 31, 2004 to 24,656 at March 31, 2005. This growth came from our acquisition of Cedar Creek on December 4, 2004 and successful marketing efforts, including competitive pricing, newspaper advertising and direct mail. Additionally, we opened two new community banking offices in central Texas during 2004.

     Gains on sales of single family loans increased $264,000 during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to an increase in mortgage banking activity. During the three months ended March 31, 2005, we sold $151.9 million of single family loans, resulting in a gain of $627,000, compared to sales of $76.7 million for a gain of $ 363,000 during the three months ended March 31, 2004.

     Gains on sales of securities were $109,000 related to the sale of $18.3 million of securities during the three months ended March 31, 2004. We did not sell any securities during the three months ended March 31, 2005. All of the securities sold during the three months ended March 31, 2004 came from the Jacksonville acquisition.

     Other non-interest income decreased $213,000 during the three months ended March 31, 2005, to $281,000, compared to $494,000 during the three months ended March 31, 2004. This decline is due to the reversal of a credit mark on a loan acquired in the Franklin acquisition which was paid in full during the three months ended March 31, 2004.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Salaries and benefits	$6,664	$4,380
Data processing	1,150	591
Occupancy	1,085	939
Professional fees	1,234	763
Loan expenses, net	662	395
Core deposit amortization	230	116
Other	1,873	1,726

	$12,898	$8,910

     Non-interest expense increased $4.0 million during the three months ended March 31, 2005, to $12.9 million, compared to $8.9 million for the three months ended March 31, 2004. The increase in non-interest expense is due to the overall growth of the company, including the acquisitions of Lost Pines and Cedar Creek.

     Salaries and benefits increased $2.3 million during the three months ended March 31, 2005, to $6.7 million, compared to $4.4 million during the three months ended March 31, 2004. The number of full time equivalent employees at March 31, 2005 totaled 576, compared to 443 at March 31, 2004. The increase in headcount includes 50 from the Cedar Creek acquisition, 31 from our mortgage banking business, 13 from growth in our community banking business, including two new offices opened during 2004, and 10 from growth in our commercial banking business.

     Data processing expense increased $559,000 during the three months ended March 31, 2005, to $1.2 million, from $591,000 during the three months ended March 31, 2004. Higher data processing costs represent the increase in outsourced data processing services and depreciation on computer hardware and software to support our expansion and growth and due to the conversion of Jacksonville to our systems at the end of March 2004 and Lost Pines to our systems during the third quarter of 2004.

     Occupancy expense increased $146,000 during the three months ended March 31, 2005, to $1.1 million, from $939,000 during the three months ended March 31, 2004. This increase is due to the acquisitions of Lost Pines on February 29, 2004 and Cedar Creek on December 4, 2004, which added two and five community banking offices, respectively. Additionally, we opened two new community banking offices in central Texas during 2004 and expanded our mortgage banking business, increasing the number of retail and wholesale mortgage origination offices from 44 at March 31, 2004 to 53 at March 31, 2005.

     Professional fees increased $471,000 during the three months ended March 31, 2005, to $1.2 million, from $763,000 during the three months ended March 31, 2004. Legal fees increased due to a lawsuit relating to construction lending activities that occurred prior to our acquisition of Franklin and due to the general overall growth of the company. Audit fees increased during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, due to increased fees relating to compliance with the Sarbanes-Oxley act of 2002. Professional fees related to loan purchase and origination activities increased due to an increase in mortgage banking activity during the current period as compared to the prior year period.

     Loan expenses increased $267,000 during the three months ended March 31, 2005, to $$662,000, from $395,000 during the three months ended March 31, 2004. This increase is due to an increase in mortgage banking activity from originations, purchases and sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization increased $114,000 during the three months ended March 31, 2005, to $230,000, compared to $116,000 during the three months ended March 31, 2004. This increase relates to amortization of the core deposit intangible for the Lost Pines and Cedar Creek acquisitions. The Cedar Creek core deposit intangible was estimated at $2.2 million, and is subject to adjustment as certain valuation information becomes available.

     Other non-interest expense increased $147,000 during the three months ended March 31, 2005. This increase includes higher marketing, employee travel, postage and courier expenses, as well as increased costs related to our acquisition of Cedar Creek.

Financial Condition

General. Total assets increased $413.0 million to $3.9 billion at March 31, 2005, from $3.5 billion at December 31, 2004. The increase in assets was primarily attributable to purchases of single family loans, new residential construction loans and growth in the mortgage-banker finance portfolio.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, there were no securities held-to-maturity.

	March 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$20,404	$38	$(411)	$20,031
Agency adjustable rate	81,686	366	(572)	81,480

Total mortgage-backed securities	102,090	404	(983)	101,511

Securities available for sale:
Mutual fund investment	51,797	—	(831)	50,966
Agency securities	6,479	—	(96)	6,383
Municipal bonds	1,603	7	(3)	1,607
Corporate securities	1,031	—	(8)	1,023

Total securities available for sale	60,910	7	(938)	59,979

Federal Home Loan Bank stock and other investments	79,728	—	—	79,728

Total investment portfolio	$242,728	$411	$(1,921)	$241,218

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

     Our investment portfolio declined $16.2 million during the three months ended March 31, 2005, to $241.2 million, from $257.4 million at December 31, 2004. The decline in the investment portfolio was due to maturities totaling $12.7 million and principal repayments of $7.5 million. There were no purchases or sales of securities during the three months ended March 31, 2005.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Held for investment:
Single family mortgages	$2,539,111	77.61%	$2,150,287	76.83%
Mortgage banker finance	148,156	4.53	138,080	4.93
Residential construction	425,510	13.01	336,267	12.02
Commercial real estate	81,528	2.49	82,800	2.96
Commercial business	18,787	0.57	19,222	0.69
Multi-family	4,125	0.13	16,740	0.60
Consumer	54,450	1.66	55,240	1.97

Sub-total	3,271,667	100.00%	2,798,636	100.00%
Allowance for credit losses	(7,642)		(7,358)
Deferred loan fees	30,762		23,961

Total loans held for investment	3,294,787		2,815,239

Held for sale:
Single family mortgages	168,822		198,718
Deferred loan fees	2,070		3,545

Total loans held for sale	170,892		202,263

Total loans	$3,465,679		$3,017,502

     The loan portfolio, excluding the allowance for credit losses, premiums and deferred fees and costs, increased $443.1 million, to $3.4 billion at March 31, 2005, compared to $3.0 billion at December 31, 2004. This increase was primarily in the single family held for investment, residential construction and mortgage banker finance portfolios. Single family loans held for investment increased $388.8 million, to $2.5 billion at March 31, 2005, from $2.1 billion at December 31, 2004. During the three months ended March 31, 2005, purchases of single family loans held for investment totaled $499.4 million and principal repayments were $166.0 million. Single family loans held for sale decreased $29.9 million, to $168.8 million at March 31, 2005, from $198.7 million at December 31, 2004. Sales of single family loans held for sale totaled $151.9 million and originations were $177.1 million during the three months ended March 31, 2005. Additionally, $55.9 million of portfolio quality single family loans were transferred from the held for sale portfolio to the single family held for investment portfolio. During low refinance periods, originations of single family mortgages tend to be higher during the summer months when more people are relocating. The residential construction loan portfolio increased $89.2 million, to $425.5 million at March 31, 2005, from $336.3 million at December 31, 2004. Fundings of residential construction loans totaled $222.0 million and principal repayments were $146.8 million during the three months ended March 31, 2005. The mortgage banker finance portfolio increased $10.1 million, to $148.2 million at March 31, 2005, from $138.1 million at December 31, 2004.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	March 31,	December 31,
	2005	2004

Non-interest bearing	$66,831	$68,903
Custodial accounts	8,069	6,580
Interest bearing deposits
Checking accounts	74,768	74,221
Money market accounts	152,719	165,302

Subtotal	227,487	239,523
Savings accounts	34,004	35,945
Certificates of deposit
Consumer and commercial	379,665	369,753
Wholesale and brokered	1,081,737	781,694

Subtotal	1,461,402	1,151,447

Total interest bearing deposits	1,722,893	1,426,915

Total deposits	$1,797,793	$1,502,398

     Deposits increased $295.4 million during the three months ended March 31, 2005, to $1.8 billion, from $1.5 billion at December 31, 2004. This increase is due to an increase in brokered and wholesale deposits. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding. Because these deposits generally have rates set at the then current market rates they tend to be a more expensive source of funding than community banking deposits.

Borrowings. Borrowings are comprised of Federal Home Loan Bank “FHLB” advances. FHLB advances increased $88.5 million during the three months ended March 31, 2005. The increase in borrowings contributed to the funding of asset growth during the period. At March 31, 2005, FHLB advances were 48.7% of our total funding liabilities.

Junior subordinated notes. Junior subordinated notes increased $20.6 million during the three months ended March 31, 2005, to $40.9 million, from $20.3 million at December 31, 2004. During the three months ended March 31, 2005 the company formed Franklin Capital Trust II, which issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes issued by the company. The rate on the new junior subordinated notes resets quarterly at a base rate of 3-month LIBOR plus 1.90%. At March 31, 2005 the rate on the new junior subordinated notes was 4.91%. Of the $20 million raised from the issuance of the junior subordinated notes, $18 million was contributed as capital to the bank.

Credit Quality

Non-Performing Assets

     Non-performing assets are comprised of non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	March 31,	December 31,
	2005	2004

Non-performing loans
Single family mortgages	$2,614	$2,675
Commercial	1,721	1,944
Consumer	158	285

Total non-performing loans	4,493	4,904

Real estate owned
Single family mortgages	1,021	961
Commercial	3,679	2,424

Total real estate owned	4,700	3,385

Total non-performing assets	$9,193	$8,289

     At March 31, 2005, we had $9.2 million in non-performing assets comprised of $4.5 million in loans that were four payments or more delinquent in nonaccrual status, and $4.7 million of real estate owned. This compares to $8.3 million in non-performing assets at December 31, 2004, comprised of $4.9 million in loans that were four payments or more delinquent in nonaccrual status, and $3.4 million of real estate owned. Additionally, at March 31, 2005, the company had $5.0 million of loans that were four payments or more delinquent and still accruing interest, which are comprised of single family loans serviced by others and are under an agreement whereby we receive scheduled payments until foreclosure.

      Non-performing assets increased $904,000 during the three months ended March 31, 2005, to $9.2 million, from $8.3 million at December 31, 2004. This increase is primarily due to a $1.3 million increase in commercial real estate owned, including a residential construction loan acquired in the Jacksonville acquisition and a lot loan acquired in the Franklin acquisition.

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

     At March 31, 2005 and December 31, 2004, we had $9.1 million and $9.0 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Three Months Ended
	March 31,
	2005	2004

Beginning balance	$7,358	$4,850
Acquisitions
Lost Pines	—	373
Provisions for credit losses
Single family	323	465
Commercial	294	265
Consumer	(199)	63
Charge-offs
Single family	(124)	—
Commercial	—	—
Consumer	(25)	(16)
Recoveries
Single family	—	—
Commercial	9	—
Consumer	6	—

Ending balance	$7,642	$6,000

Allowance for credit losses to non-performing loans	170.09%	125.71%
Allowance for credit losses to total loans	0.22	0.28
Allowance for credit losses to average loans	0.24	0.26
Net charge-offs to average loans	—	—

     The allowance for credit losses at March 31, 2005 was $7.6 million, or 0.22% of total loans outstanding, an increase of $284,000 from December 31, 2004. Management believes that the allowance for credit losses was adequate to cover known and inherent risks in the loan portfolio.

     The increase in the allowance for credit losses during the three months ended March 31, 2005 was primarily due to growth in the single family and commercial loan portfolios. The decline in the consumer loan provision during the three months ended March 31, 2005 reflects the decline in the overall size of that portfolio.

     See Note 1 to the consolidated financial statements in our 2004 Annual Report on form 10-K for further discussion of the allowance for credit losses.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at March 31, 2005.

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	6.69%
Tier 1 risk-based capital ratio	6.00%	10.38%
Total risk-based capital	10.00%	10.71%

     The bank’s regulatory capital at March 31, 2005 was in excess of the “well capitalized” levels.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the three months ended March 31, 2005 and 2004, a significant source of funding has been from our deposits, both community banking and brokered. We also issued $20 million in junior subordinated notes during the three months ended March 31, 2005. See “Note 4. Junior Subordinated Notes” in “Item 1. Financial Statements — Notes to Interim Consolidated Financial Statements.”

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At March 31, 2005, our borrowings from the FHLB were $1.7 billion and our additional borrowing capacity was approximately $165 million. At March 31, 2005, we had no securities sold under agreements to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At March 31, 2005, we had approximately $8.7 million in available cash and the bank had the ability to pay approximately $38.2 million in dividends to us without prior regulatory approval.

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

     The principal objective of our asset/liability management is to manage the sensitivity of net income to changing interest rates. The overall interest rate risk position and strategies are reviewed by executive management and the board of directors on an ongoing basis.

Interest Rate Risk Management

     The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at March 31, 2005, was a negative gap of $419.3 million, or 10.8%, of total assets, compared to a negative $523.8 million, or 15.1% of total assets at December 31, 2004. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Annual Report on Form 10-K for further information.

     We also manage the risks associated with our single family mortgage warehouse and pipeline. Our mortgage warehouse consists of adjustable-rate loans, primarily for our portfolio and fixed-rate single family mortgage loans that are to be sold in the secondary market. Our pipeline consists of commitments to originate single family mortgage loans, both fixed and adjustable rate. The fixed rate loans in the pipeline will be sold in the secondary market. The risk associated with the pipeline is the potential for changes in interest rates on these types of loans from the time the customer locks in the rate on the loan and the time we sell the loan in the secondary market. To manage this risk, we enter into forward sales agreements to protect us from rising interest rates. On a forward sales agreement the sales price and delivery date are established at the time the agreement is entered into. As of March 31, 2005, our pipeline included $84.2 million of loans with committed interest rates of which $38.2 million were fixed rate loans. We have entered into $72.0 million in forward sales agreements, of which $15.4 million are allocated to the loans in our pipeline with committed interest rates based on expected close rate of 66.0% for these loans.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At March 31, 2005, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$89,040	(0.64)%
Up 100 basis points	90,406	0.88
Base	89,617
Down 100 basis points	$89,063	(0.62)

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective.

     No changes were made to the company’s internal control over financial reporting (as defined in Rule 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The company and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the company’s financial statements.

(“See Note 5 Contingencies.”)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) The information required by this item was previously reported on the Company's Form 8-K dated March 4, 2005 and has been omitted as permitted by this item.

     (b) Not applicable.

     (c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004. (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on from 8-K dated December 23, 2004).

2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B. and Elgin Bank of Texas dated as of January 26, 2005. (The exhibits and schedules listed on page vi of the merger agreement have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. Franklin agrees to furnish supplementally a copy of such exhibits and/or schedules to the SEC upon request). (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K dated January 28, 2005).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

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

Franklin Bank Corp.
(Registrant)

Date: May 10, 2005	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004. (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K dated December 23, 2004).

2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B. and Elgin Bank of Texas dated as of January 26, 2005. (The exhibits and schedules listed on page vi of the merger agreement have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. Franklin agrees to furnish supplementally a copy of such exhibits and/or schedules to the SEC upon request). (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K dated January 28, 2005).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.