Form 10-Q
period 2005-06-30
FRANKLIN BANK CORP
filed 2005-08-09
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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

     As of August 8, 2005, there were 23,369,865 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands)
ASSETS
Cash and cash equivalents	$69,047	$90,161
Securities available for sale, at fair value (amortized cost of $61.3 million and $73.7 million at June 30, 2005 and December 31, 2004, respectively)	60,213	72,998
Federal Home Loan Bank stock and other investments, at cost	84,364	74,673
Mortgage-backed securities available for sale, at fair value (amortized cost of $117.6 million and $109.8 million at June 30, 2005 and December 31, 2004, respectively)	117,227	109,703
Loans held for sale	177,388	202,263
Loans held for investment (net of allowance for credit losses of $9.2 million and $7.4 million at June 30, 2005 and December 31, 2004, respectively)	3,627,054	2,815,239
Goodwill	102,950	69,212
Other intangible assets, net of amortization	8,923	7,095
Premises and equipment, net	20,576	13,169
Real estate owned	5,574	4,418
Other assets	27,190	20,803

TOTAL ASSETS	$4,300,506	$3,479,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,041,930	$1,502,398
Federal Home Loan Bank advances	1,842,247	1,653,942
Junior subordinated notes	82,173	20,254
Other liabilities	25,772	22,431

Total liabilities	3,992,122	3,199,025

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 22,741,167 and 21,895,785 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	227	219
Additional paid-in capital	269,818	255,348
Retained earnings	39,208	25,567
Accumulated other comprehensive income — Unrealized losses on securities available for sale, net	(892)	(472)
Cash flow hedges, net	23	47

Total stockholders’ equity	308,384	280,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,300,506	$3,479,734

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$1,691	$762	$3,352	$1,667
Mortgage-backed securities	882	1,288	1,825	2,791
Loans	44,614	25,030	83,242	46,357

Total interest income	47,187	27,080	88,419	50,815

INTEREST EXPENSE
Deposits	13,068	6,270	22,174	11,818
Federal Home Loan Bank advances	13,065	5,183	24,072	8,831
Junior subordinated notes	893	374	1,371	743

Total interest expense	27,026	11,827	47,617	21,392
Net interest income	20,161	15,253	40,802	29,423
PROVISION FOR CREDIT LOSSES	426	398	844	1,191

Net interest income after provision for credit losses	19,735	14,855	39,958	28,232
NON-INTEREST INCOME
Loan fee income	2,104	1,004	3,784	1,638
Gain on sale of single family loans	1,292	903	1,919	1,266
Deposit fees	1,106	679	2,032	1,154
Gain on sale of securities	44	4	44	113
Other	576	273	857	767

Total non-interest income	5,122	2,863	8,636	4,938
NON-INTEREST EXPENSE
Salaries and benefits	7,260	4,538	13,924	8,918
Data processing	1,327	906	2,477	1,497
Occupancy	1,196	920	2,281	1,859
Professional fees	1,563	709	2,672	1,347
Professional fees — related parties	125	125	250	250
Loan expenses, net	568	420	1,230	815
Core deposit amortization	281	120	511	236
Other	1,974	1,632	3,847	3,358

Total non-interest expenses	14,294	9,370	27,192	18,280

Income before taxes	10,563	8,348	21,402	14,890
INCOME TAX EXPENSE	3,834	2,950	7,761	5,230

NET INCOME	$6,729	$5,398	$13,641	$9,660

Net income per common share
Basic	$0.30	$0.26	$0.62	$0.46
Diluted	$0.29	$0.25	$0.60	$0.45
Basic weighted average number of common shares outstanding	22,386,967	21,225,263	22,142,733	21,225,263
Diluted weighted average number of common shares outstanding	22,857,075	21,662,854	22,605,082	21,687,221

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,641	$9,660
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	844	1,191
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(1,985)	(1,379)
Depreciation and amortization	2,670	692
Federal Home Loan Bank stock dividends	(1,244)	(310)
Funding of loans held for sale	(376,879)	(323,246)
Proceeds from sale of loans held for sale	331,197	149,301
Proceeds from principal repayments of loans held for sale	72,714	68,870
Change in loans held for sale	(472)	1,072
Change in interest receivable	(3,896)	(5,562)
Change in other assets	(661)	23,420
Change in other liabilities	3,260	336

Net cash provided (used) by operating activities	39,189	(75,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Athens	(43,500)	—
Cash and cash equivalents acquired from Athens	76,646	—
Purchase of Lost Pines	—	(7,148)
Cash and cash equivalents acquired from Lost Pines	—	7,850
Fundings of loans held for investment	(1,361,317)	(412,337)
Proceeds from principal repayments of mortgage-backed securities	16,737	28,732
Proceeds from principal repayments of loans held for investment	1,530,179	674,867
Proceeds from sales and repayments of securities	42,525	17,869
Proceeds from sale of mortgage-backed securities	5,848	—
Proceeds from sale of loans held for investment	27,884	—
Proceeds from sale of real estate owned	1,238	309
Purchases of Federal Home Loan Bank stock and other securities	(8,897)	(26,851)
Purchases of mortgage-backed securities	(26,316)	—
Purchases of loans held for investment	(910,060)	(964,188)
Purchases of premises and equipment	(2,102)	(776)
Net change in loans held for investment	(11,606)	4,105

Net cash provided (used) by investing activities	(662,741)	(677,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	353,899	195,681
Proceeds from Federal Home Loan Bank advances	738,000	745,000
Repayment of Federal Home Loan Bank advances	(549,589)	(168,661)
Proceeds from issuance of junior subordinated notes	60,000	—
Proceeds from issuance of common stock	146	—
Payment of common stock issuance costs	(18)	—

Net cash provided (used) by financing activities	602,438	772,020

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,114)	18,497
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,161	47,064

CASH AND CASH EQUIVALENTS AT PERIOD END	$69,047	$65,561

Supplemental disclosures of cash flow information
Cash paid for interest	$41,266	$18,776
Cash paid for taxes	9,637	3,016
Noncash investing activities
Real estate owned acquired through foreclosure	$2,552	$2,396
Noncash financing activities
Issuance of common stock for Athens	$14,350	$—
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Recent accounting standards

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, is considered unconditional when the timing and/or settlement of a legal obligation is conditional on a future event, even when it may or may not be under the control of the entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If sufficient information is not available at the time the liability is incurred, a liability must be recognized at that time the sufficient information becomes available. The uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for fiscal years ending after December 15, 2005 and is not expected to have a material impact on the company’s financial condition, results of operations or cash flows.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of Statement No. 123, a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by the Statement, will be recognized as an addition to paid-in capital. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and to the unvested portion of previously granted awards that remain outstanding at the date of adoption. Upon adoption of this Statement, the company plans to use the modified prospective method of transition. Under this method, the company will record compensation expense for the unvested portion of awards granted prior to the initial adoption of this Statement and for any award issued, modified or settled after the effective date of this Statement. In April 2005, the Securities and Exchange Commission delayed the effective date from the first interim or annual reporting period that begins after June 15, 2005 to the first annual reporting period that begins after June 15, 2005.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased impaired loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased impaired loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased impaired loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on the company’s financial condition, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF No. 03-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$6,729	$5,398	$13,641	$9,660
Deduct: total stock-based employee expense determined under the fair value method for all awards granted, net of tax	(932)	(228)	(1,209)	(348)

Pro forma net income	$5,797	$5,170	$12,432	$9,312

Common share data
Basic earnings per share
As reported	$0.30	$0.26	$0.62	$0.46
Pro forma	$0.26	$0.25	$0.56	$0.44
Diluted earnings per share
As reported	$0.29	$0.25	$0.60	$0.45
Pro forma	$0.25	$0.24	$0.55	$0.43

2. Earnings per Common Share

     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$6,729	$5,398	$13,641	$9,660

Shares
Average common shares outstanding	22,386,967	21,225,263	22,142,733	21,225,263
Potentially dilutive common shares from options	470,108	437,591	462,349	461,958

Average common shares and potentially dilutive common shares outstanding	22,857,075	21,662,854	22,605,082	21,687,221

Basic EPS	$0.30	$0.26	$0.62	$0.46

Diluted EPS	$0.29	$0.25	$0.60	$0.45

3. Recent Acquisitions

On May 9, 2005, the company completed its acquisition of The First National Bank of Athens. Under the terms of the agreement, The First National Bank of Athens was merged into Franklin Bank, S.S.B. The company paid $43.5 million in cash and issued 831,913 shares of Franklin common stock for all the outstanding stock of The First National Bank of Athens.

4. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the six months ended June 30, 2005 are as follows (in thousands):

	Athens	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2004	$—	$—	$—	$35,289	$10,066	$9,022	$54,377
Lost Pines acquisition	—	—	3,156	—	—	—	3,156
Cedar Creek acquisition	—	8,980	—	—	—	—	8,980
Purchase price adjustment	—	3,270	171	(587)	(155)	—	2,699

Balance at December 31, 2004	—	12,250	3,327	34,702	9,911	9,022	69,212
Athens acquisition	33,249						33,249
Purchase price adjustment	—	875	(386)	—	—	—	489

Balance at June 30, 2005	$33,249	$13,125	$2,941	$34,702	$9,911	$9,022	$102,950

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance at January 1, 2004	$2,642	$1,063	$3,705
Lost Pines acquisition	790	—	790
Cedar Creek acquisition	2,200	—	2,200
Jacksonville CDI adjustment	5		5
Servicing rights originated	—	1,266	1,266
Amortization	(588)	(283)	(871)

Balance at December 31, 2004	5,049	2,046	7,095
Athens acquisition	2,697	—	2,697
Cedar Creek CDI adjustment	(706)	—	(706)
Servicing rights originated	—	588	588
Amortization	(511)	(240)	(751)

Balance at June 30, 2005	$6,529	$2,394	$8,923

     At June 30, 2005 and December 31, 2004, the fair value of servicing rights retained from single family loan sales totaled $2.5 million and $2.2 million related to $190.1 million and $168.3 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the six months ended June 30, 2005 or the year ended December 31, 2004.

5. Junior Subordinated Notes

     At June 30, 2005, the company had three issues of junior subordinated notes outstanding as follows (in thousands):

		Trust		Junior	Company’s
		Preferred		Subordinated	Investment	First	Final
	Issue	Securities	Interest	Notes	In the	Call	Maturity
Description	Date	Outstanding	Rate	Outstanding	Trust	Date	Date

Franklin Bank Capital Trust I	November 2002	$20,000	3-month LIBOR plus 3.35%	$20,000	$619	November 2007	November 2032

Franklin Capital Trust II	February 2005	20,000	3-month LIBOR plus 1.90%	20,000	619	March 2010	March 2035

Franklin Capital Trust III	May 2005	40,000	3-month LIBOR plus 1.90%	40,000	1,238	June 2010	June 2035

     In May 2005, the company formed Franklin Capital Trust III (the “Trust III”), a wholly owned subsidiary. The Trust III issued $40 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust III has the funds available for payment. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior subordinated notes is June 15, 2010 and they mature in June 2035. At June 30, 2005, the interest rate was 5.20% and the company’s investment in the Trust III was $1.2 million.

     In February 2005, the company formed Franklin Capital Trust II (the “Trust II”), a wholly owned subsidiary. The Trust II issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust II has the funds available for payment. If we were to default in payment of these securities, we would be unable to make any cash dividends on our common stock until such default was cured. The rate on the these junior subordinated notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior subordinated notes is March 15, 2010 and they mature in March 2035. At June 30, 2005, the interest rate was 5.31% and the company’s investment in the Trust II was $619,000. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap is $20 million and has been designated as a cash flow hedge to effectively convert the junior subordinated notes to a fixed rate basis. The agreement involves the receipt of floating rate amounts in exchange for fixed interest rate payments at an interest rate of 4.29% over the life of the agreement without an exchange of the underlying principal amounts. See “Footnote 9. Junior Subordinated Notes” under “Item 8. Financial Statements and Supplementary Data” in the Company’s 2004 Annual Report on Form 10-K for discussion of Franklin Bank Capital Trust I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

     A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:

•	earnings growth;

•	revenue growth;

•	future acquisitions;

•	origination volume in our mortgage and commercial business;

•	seasonality in our mortgage businesses;

•	non-interest income levels, including fees from product sales;

•	credit performance on loans made or acquired by us;

•	tangible capital generation;

•	margins on sales or securitizations of loans;

•	cost and mix of deposits;

•	market share;

•	expense levels;

•	results from new business initiatives in our community banking business; and

•	other business operations and strategies.

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

     In addition, we regularly explore opportunities for acquisitions of and hold discussions with financial institutions and related businesses, and also regularly explore opportunities for acquisitions of liabilities and assets of financial institutions and other financial services providers. Discussions regarding potential acquisitions may be commenced at any time, may proceed rapidly and agreements may be concluded and announced at any time, any potential acquisition, and any combination of potential acquisitions, may be material in size relative to our existing assets and operations. We routinely analyze our lines of business and from time to time may increase, decrease or terminate one or more activities.

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

Critical Accounting Policies

     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances at the time of the estimates, judgments and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations. These policies are described in further detail in the Company’s 2004 Annual Report of Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Overview

      Franklin Bank Corp. is a Texas-based savings and loan holding company that is engaged in mortgage banking, commercial lending and community banking products and services through its subsidiary, Franklin Bank, S.S.B. In addition to our corporate office in Houston, Texas, where we provide many of our banking services, at August 8, 2005 we had 31 community banking offices in Texas, five regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan and Texas, 51 retail mortgage offices in 21 states throughout the United States, and regional wholesale origination offices in California and Tennessee.

     The company derives a majority of its income from interest earned on its loan portfolio. The company’s mortgage banking activities, which generate gains on sales of single family loans and loan fees, also contribute to our net income. Funding for our asset growth comes primarily from community banking deposits, brokered deposits and borrowings from the Federal Home Loan Bank.

Significant Transactions

     On June 21, 2005, the company announced that Franklin Bank had signed a purchase and assumption agreement with Washington Mutual Bank for five banking offices located in the following Texas cities: Beaumont, Groves, Nederland, El Campo and Wharton. This transaction is expected to close during the fourth quarter of 2005, subject to regulatory approvals and other conditions set forth in the agreement.

     On July 15, 2005, we acquired Elgin Bank of Texas, or Elgin for approximately $11.7 million in cash, and $11.9 million in Franklin common stock. Elgin operated three community banking offices in our central Texas market and had approximately $83.7 million in assets and $73.1 million in deposits at the time of the acquisition.

     On May 9, 2005, we acquired First National Bank of Athens, or Athens for approximately $43.5 million in cash, $14.3 million in Franklin common stock and approximately $355,000 in direct acquisition costs. Athens operated four community banking offices in our east Texas market and had approximately $208.7 million in assets and $184.7 million in deposits at the time of the acquisition.

     On December 4, 2004, we acquired Cedar Creek Bancshares, Inc., or Cedar Creek, for approximately $11.3 million in cash, $12.3 million in Franklin common stock and $435,000 in direct acquisition costs. Cedar Creek operated five community banking offices in our east Texas market and had approximately $107.3 million in assets and $96.7 million in deposits at the time of the acquisition.

     On February 29, 2004, we acquired Lost Pines for approximately $7.2 million in cash, including $307,000 in direct acquisition costs. Lost Pines was a Texas-based bank holding company with approximately $40.2 million in assets and $36.3 million in deposits at the date of the acquisition.

     On December 30, 2003, we acquired Jacksonville for approximately $68.6 million in cash, including $1.7 million in direct acquisition costs. Jacksonville was a Texas-based savings and loan holding company with approximately $467.6 million in assets and $399.8 million in deposits at the time of the acquisition.

     RESULTS OF OPERATIONS

     Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

     Net income was $13.6 million, or $0.60 per diluted share, for the six months ended June 30, 2005, compared to $9.7 million, or $0.45 per diluted share, for the six months ended June 30, 2004. The results of operations for the six months ended June 30, 2005 include activity for Athens beginning May 9, 2005. The results of operations for the six months ended June 30, 2004 include activity for Lost Pines beginning March 1, 2004. Net income for the six months ended June 30, 2005, was adversely affected by the incurrence of litigation costs, related to a claim against Franklin Bank that arose prior to its acquisition by the company regarding the bank’s loan to a homebuilder for the construction of a residence, of $449,000 net of tax, and the initial integration costs in our east Texas market of $177,000 net of tax.

     Net interest income. Net interest income increased $11.4 million to $40.8 million for the six months ended June 30, 2005, compared to $29.4 million for the same period in 2004. The increase was due to a $1.3 billion increase in average interest-earning assets, resulting primarily from purchases of single family loans and an increase in builder lines and mortgage-banker finance loans. Since June 30, 2004, we have purchased approximately $1.8 billion of single family loans. We funded $2.2 billion in loans during the twelve month period ending June 30, 2005 through our commercial lending offices. The net yield decreased 22 basis points to 2.17% for the six months ended June 30, 2005, compared to 2.39% for the same period a year ago. This decline is primarily due to a decrease in the net yield on newly acquired single family mortgage loans as well as a reduction in the net yield on our mortgage warehouse from a higher increase in short-term rates as compared to longer-term rates.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the six months ended June 30, 2005 and 2004. Balances for both periods presented are based on daily averages, except for Cedar Creek through May 19, 2005 and Athens from May 9, 2005 through June 30, 2005 for the six months ended June 30, 2005, and Jacksonville, for the period January 1, 2004 through March 12, 2004 and Lost Pines from its acquisition on March 1, 2004 until June 30, 2004, whose average balances are calculated using average monthly balances (dollars in thousands).

	Six Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$98,458	$1,123	2.27%	$65,054	$236	0.72%
Available for sale securities	65,890	963	2.95%	77,578	1,115	2.89%
FHLB stock and other investments	79,353	1,266	3.22%	43,027	316	1.48%
Mortgage-backed securities	102,490	1,825	3.56%	164,758	2,791	3.39%
Loans
Single family	2,689,757	59,952	4.46%	1,768,777	36,651	4.14%
Builder lines	426,479	13,590	6.43%	205,941	5,433	5.31%
Commercial real estate	99,665	3,121	6.32%	47,923	1,576	6.61%
Mortgage banker finance	132,424	3,671	5.59%	16,863	301	3.59%
Commercial business	24,411	751	6.20%	11,075	280	5.08%
Consumer	59,979	2,157	7.25%	60,745	2,116	7.01%

Total loans	3,432,715	83,242	4.86%	2,111,324	46,357	4.39%

Total interest-earning assets	3,778,906	88,419	4.69%	2,461,741	50,815	4.13%
Non-interest-earning assets	144,972			91,756

Total assets	$3,923,878			$2,553,497

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$91,301	454	1.00%	$69,629	338	0.98%
Money market and savings	192,166	1,523	1.60%	171,510	1,340	1.57%
Certificates of deposit	397,806	4,905	2.49%	341,195	3,242	1.91%
Non-interest bearing deposits	90,819	—	—	31,081	—	—

Total community banking	772,092	6,882	1.80%	613,415	4,920	1.61%
Wholesale and money desk	1,076,709	15,292	2.86%	744,632	6,898	1.86%

Total deposits	1,848,801	22,174	2.42%	1,358,047	11,818	1.75%

FHLB advances	1,715,773	24,072	2.79%	912,407	8,831	1.93%
Junior subordinated notes	42,495	1,371	6.42%	20,161	743	7.29%

Total interest-bearing liabilities	3,607,069	47,617	2.64%	2,290,615	21,392	1.87%

Non-interest-bearing liabilities and stockholders’ equity	316,809			262,882

Total liabilities and stockholders’ equity	$3,923,878			$2,553,497

Net interest income/interest rate spread		$40,802	2.05%		$29,423	2.26%

Net yield on interest-earning assets			2.17%			2.39%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.76%			107.47%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2005	2004

Loan fee income	$3,784	$1,638
Gain on sale of single family loans	1,919	1,266
Deposit fees	2,032	1,154
Gains on sale of securities	44	113
Other	857	767

	$8,636	$4,938

     Non-interest income increased $3.7 million to $8.6 million for the six months ended June 30, 2005, compared to $4.9 million for the same period a year ago. This increase was primarily due to the expansion of our mortgage banking activities, and an increase in deposit fees resulting from our acquisition of Lost Pines, Cedar Creek and Athens.

     Loan fee income increased $2.2 million during the six months ended June 30, 2005, to $3.8 million, from $1.6 million during the six months ended June 30, 2004. This increase relates to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $3.3 million during the six months ended June 30, 2005, compared to $1.3 million during the same period a year ago.

     Gains on sales of single family loans increased $653,000 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. During the six months ended June 30, 2005, we sold $329.5 million of single family loans, resulting in a gain of $1.9 million, or 58 basis points on loans sold compared to sales of $148.5 million for a gain of $1.3 million, or 88 basis points on loans sold during the six months ended June 30, 2004.

     Deposit fees increased $878,000 during the six months ended June 30, 2005, to $2.0 million, from $1.2 million during the six months ended June 30, 2004. This increase relates to overdraft fees, service charges on checking accounts, and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 14,900 at June 30, 2004 to 34,420 at June 30, 2005. This growth came from our acquisition of Cedar Creek on December 4, 2004 and Athens on May 9, 2005 and successful marketing efforts. Additionally we opened two new community banking offices in central Texas during the second half of 2004 and two during the first six months of 2005.

     Gains on sales of securities were $44,000 related to the sale of $5.8 million of securities during the six months ended June 30, 2005. This compares to a gain of $113,000 related to the sale of $18.4 million of securities during the six months ended June 30, 2004.

     Other non-interest income increased $90,000 during the six months ended June 30, 2005, to $857,000 compared to $767,000 during the six months ended June 30, 2004. This increase is primarily related to syndication fees received on a builder line during the second quarter of 2005.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2005	2004

Salaries and benefits	$13,924	$8,918
Data processing	2,477	1,497
Occupancy	2,281	1,859
Professional fees	2,922	1,597
Loan expenses, net	1,230	815
Core deposit amortization	511	236
Other	3,847	3,358

	$27,192	$18,280

     Non-interest expense increased $8.9 million during the six months ended June 30, 2005, to $27.2 million, compared to $18.3 million for the six months ended June 30, 2004. This increase in non-interest expense is due to the overall growth of the company including the acquisitions of Cedar Creek and Athens.

     Salaries and benefits increased $5.0 million during the six months ended June 30, 2005, to $13.9 million, compared to $8.9 million during the six months ended June 30, 2004. The number of full time equivalent employees at June 30, 2005 totaled 635, compared to 493 at June 30, 2004. The increase in headcount includes 36 from the Cedar Creek acquisition, 67 from the Athens acquisition, 13 from growth in our community banking business, including four new offices opened since June 2004, and nine from growth in our commercial lending business. In addition, the increase in loan fees from brokered loans also increased salaries and benefits as a substantial portion of these fees are paid to the retail mortgage offices as compensation.

     Data processing expense increased approximately $1.0 million during the six months ended June 30, 2005, to $2.5 million, from $1.5 million during the six months ended June 30, 2004. Higher data processing costs represent the increase in outsourced data processing services and depreciation on computer hardware and software to support the growth of our community banking and lending business and from the conversion of Jacksonville to our systems at the end of March 2004, Lost Pines to our systems during the third quarter of 2004 and Cedar Creek to our systems during May 2005.

     Occupancy expense increased $422,000 during the six months ended June 30, 2005, to $2.3 million, from $1.9 million during the six months ended June 30, 2004. This increase is due to the acquisitions of Lost Pines on February 29, 2004, Cedar Creek on December 4, 2004 and Athens on May 9, 2005 which added two, five, and four community banking offices, respectively. Additionally, we opened two new community banking offices in central Texas during 2004, two during 2005 and added two regional commercial lending offices.

     Professional fees increased $1.3 million during the six months ended June 30, 2005, to $2.9 million, from $1.6 million during the six months ended June 30, 2004. Legal fees increased due to the settlement of a lawsuit relating to construction lending activities that arose prior to our acquisition of Franklin and due to the general growth of the company. Audit fees increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, due to increased cost relating to compliance with the Sarbanes-Oxley Act of 2002. Professional fees related to loan origination activities increased due to higher loan originations during the current period as compared to the prior year period.

     Loan expenses increased $415,000 during the six months ended June 30, 2005, to $1.2 million, from $815,000 during the six months ended June 30, 2004. This increase is due to an increase in mortgage originations, purchases and sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization increased $275,000 during the six months ended June 30, 2005, to $511,000, compared to $236,000 during the six months ended June 30, 2004. This increase relates to amortization of the core deposit intangible for the Cedar Creek and Athens acquisitions. The Cedar Creek core deposit intangible was $1.5 million, and the Athens core deposit intangible was estimated to be $2.7 million and is subject to adjustment as certain valuation information becomes available.

     Other non-interest expense increased $489,000 during the six months ended June 30, 2005. This increase includes higher marketing, employee travel, postage and courier expenses, as well as costs related to our acquisitions of Cedar Creek and Athens.

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

     Net income was $6.7 million, or $0.29 per diluted share, for the three months ended June 30, 2005, compared to $5.4 million, or $0.25 per diluted share, for the three months ended June 30, 2004. The results of operations for the three months ended June 30, 2005 include activity for Cedar Creek and Athens beginning May 9, 2005. Net income for the three months ended June 30, 2005, was adversely affected by the incurrence of litigation costs, related to a claim against Franklin Bank that arose prior to its acquisition by the company regarding the bank’s loan to a homebuilder for the construction of a residence, of $449,000 net of tax, and the initial integration costs in our east Texas market of $177,000 net of tax.

     Net interest income. Net interest income increased $4.9 million to $20.2 million for the three months ended June 30, 2005, compared to $15.3 million for the same period in 2004. The increase was due to a $1.3 billion increase in average interest-earning assets, resulting primarily from purchases of single family loans and an increase in builder lines and mortgage-banker finance loans and due to the acquisitions of Cedar Creek and Athens. The net yield decreased 29 basis points. This decline is primarily due to a decrease in the net yield on newly acquired single family mortgage loans as well as a reduction in the net yield on our mortgage warehouse from a significantly higher increase in short-term rates as compared to longer-terms rates.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended June 30, 2005 and 2004. Balances for both periods presented are based on daily averages, except for Cedar Creek from April 1, 2005 to May 19, 2005 and Athens from its acquisition on May 9, 2005 for the three months ended June 30, 2005, and Lost Pines for the three months ended June 30, 2004 whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$82,658	$476	2.28%	$68,813	$150	0.86%
Available for sale securities	69,617	500	2.88%	66,229	430	2.61%
FHLB stock and other investments	82,279	715	3.48%	49,173	182	1.49%
Mortgage-backed securities	99,048	882	3.56%	156,952	1,288	3.28%
Loans
Single family	2,833,277	31,512	4.45%	1,925,833	19,848	4.12%
Builder lines	478,821	7,905	6.62%	229,500	2,970	5.20%
Commercial real estate	105,215	1,537	5.86%	50,719	795	6.30%
Mortgage banker finance	142,489	2,051	5.77%	27,296	247	3.64%
Commercial business	29,678	450	6.08%	12,548	144	4.61%
Consumer	64,858	1,159	7.17%	57,196	1,026	7.21%

Total loans	3,654,338	44,614	4.89%	2,303,092	25,030	4.35%

Total interest-earning assets	3,987,940	47,187	4.74%	2,644,259	27,080	4.10%
Non-interest-earning assets	149,499			107,377

Total assets	$4,137,439			$2,751,636

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$104,813	267	1.02%	$64,187	180	1.13%
Money market and savings	190,209	745	1.57%	177,022	692	1.57%
Certificates of deposit	420,937	2,736	2.61%	346,514	1,698	1.97%
Non-interest bearing deposits	102,564	—	—	41,815	—	—

Total community banking	818,523	3,748	1.84%	629,538	2,570	1.64%
Wholesale and money desk	1,176,614	9,320	3.18%	797,347	3,700	1.87%

Total deposits	1,995,137	13,068	2.63%	1,426,885	6,270	1.77%

FHLB advances	1,759,768	13,065	2.94%	1,038,120	5,183	1.94%
Junior subordinated notes	57,229	893	6.17%	20,175	374	7.33%

Total interest-bearing liabilities	3,812,134	27,026	2.83%	2,485,180	11,827	1.89%
Non-interest-bearing liabilities and stockholders’ equity	325,305			266,456

Total liabilities and stockholders’ equity	$4,137,439			$2,751,636

Net interest income/interest rate spread		$20,161	1.91%		$15,253	2.21%

Net yield on interest-earning assets			2.03%			2.32%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.61%			106.40%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2005	2004

Loan fee income	$2,104	$1,004
Gain on sale of single family loans	1,292	903
Deposit fees	1,106	679
Gains on sale of securities	44	4
Other	576	273

	$5,122	$2,863

     Non-interest income increased $2.2 million to $5.1 million for the three months ended June 30, 2005, compared to $2.9 million for the same period a year ago. This increase was primarily due to the expansion of our mortgage banking activities, and an increase in deposit fees resulting from our acquisition of Cedar Creek and Athens.

     Loan fee income increased $1.1 million during the three months ended June 30, 2005, to $2.1 million, from $1.0 million during the three months ended June 30, 2004. This increase relates to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $1.8 million during the three months ended June 30, 2005, compared to $ 877,000 during the same period a year ago.

     Gains on sales of single family loans increased $389,000 during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. During the three months ended June 30, 2005, we sold $205.3 million of single family loans, resulting in a gain of $1.3 million, or 63 basis points on loans sold, compared to sales of $71.8 million for a gain of $903,000, or 126 basis points on loans during the three months ended June 30, 2004.

     Deposit fees increased $427,000 during the three months ended June 30, 2005, to $1.1 million, from $679,000 during the three months ended June 30, 2004. This increase relates to overdraft fees, service charges on checking accounts, and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 14,900 at June 30, 2004 to 34,420 at June 30, 2005. This growth came from our acquisition of Cedar Creek on December 4, 2004 and Athens on May 9, 2005 and successful marketing efforts.

     Gains on sales of securities were $44,000 related to the sale of $5.8 million of securities during the three months ended June 30, 2005. There were no sales of securities during the three months ended June 30, 2004.

     Other non-interest income increased $303,000 during the three months ended June 30, 2005, to $576,000 compared to $273,000 during the three months ended June 30, 2004. This increase is primarily due to syndication fees received on a builder line and recoveries on loans previously charged-off by banks that we have acquired prior to our acquisition of them.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2005	2004

Salaries and benefits	$7,260	$4,538
Data processing	1,327	906
Occupancy	1,196	920
Professional fees	1,688	834
Loan expenses, net	568	420
Core deposit amortization	281	120
Other	1,974	1,632

	$14,294	$9,370

     Non-interest expense increased $4.9 million during the three months ended June 30, 2005, to $14.3 million, compared to $9.4 million for the three months ended June 30, 2004. The increase in non-interest expense is due to the overall growth of the company including the acquisitions of Cedar Creek and Athens.

     Salaries and benefits increased $2.8 million during the three months ended June 30, 2005, to $7.3 million, compared to $4.5 million during the three months ended June 30, 2004. The number of full time equivalent employees at June 30, 2005 totaled 635, compared to 493 at June 30, 2004. The increase in headcount includes 36 from the Cedar Creek acquisition, 67 from the Athens acquisition, 13 from growth in our community banking business, and nine from growth in our commercial lending business. In addition, the increase in loan fees from brokered loans also increased salaries and benefits as a substantial portion of these fees are paid to the retail mortgage offices as compensation.

     Data processing expense increased $421,000 during the three months ended June 30, 2005, to $1.3 million, from $906,000 during the three months ended June 30, 2004. Higher data processing costs represent the increase in outsourced data processing services and depreciation on computer hardware and software to support our growth of our community banking and lending business and from to the conversion of Lost Pines to our systems during the third quarter of 2004 and Cedar Creek to our systems during May 2005.

     Occupancy expense increased $276,000 during the three months ended June 30, 2005, to $1.2 million, from $920,000 during the three months ended June 30, 2004. This increase is due to the acquisitions of Cedar Creek on December 4, 2004 and Athens on May 9, 2005 which added five, and four community banking offices, respectively. Additionally, we opened a total of four new community banking offices in central Texas during 2004 and 2005 and expanded our mortgage banking business.

     Professional fees increased $854,000 during the three months ended June 30, 2005, to $1.7 million, from $834,000 during the three months ended June 30, 2004. Legal fees increased due to the settlement of a lawsuit on July 25, 2005 relating to construction lending activities that arose prior to our acquisition of Franklin. Audit fees increased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, due to increased cost of compliance with the Sarbanes-Oxley Act of 2002.

     Loan expenses increased $148,000 during the three months ended June 30, 2005, to $568,000 from $420,000 during the three months ended June 30, 2004. This increase is due to an increase in mortgage originations, purchases and sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization increased $161,000 during the three months ended June 30, 2005, to $281,000, compared to $120,000 during the three months ended June 30, 2004. This increase relates to amortization of the core deposit intangible for the Cedar Creek and Athens acquisitions. The Cedar Creek core deposit intangible was $1.5 million, and the Athens core deposit intangible was estimated to be $2.7 million and is subject to adjustment as certain valuation information becomes available.

     Other non-interest expense increased $342,000 during the three months ended June 30, 2005. This increase includes higher marketing, employee travel, postage and courier expenses, as well as costs related to our acquisitions of Cedar Creek and Athens.

Financial Condition

General. Total assets increased $820.8 million to $4.3 billion at June 30, 2005, from $3.5 billion at December 31, 2004. The increase in assets was primarily attributable to purchases and originations of single family loans, growth in builder lines and mortgage banker finance loans, and the acquisition of Athens, which added approximately $208.7 million in assets.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, there were no securities held-to-maturity.

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$32,204	$57	$(229)	$32,032
Agency adjustable rate	85,358	241	(404)	85,195

Total mortgage-backed securities	117,562	298	(633)	117,227

Securities available for sale:
Mutual fund investment	52,298	9	(1,030)	51,277
Agency securities	6,478	4	(55)	6,427
Municipal bonds	1,591	4	(1)	1,594
Corporate securities	921	—	(6)	915

Total securities available for sale	61,288	17	(1,092)	60,213
Federal Home Loan Bank stock and other investments	84,364	—	—	84,364

Total investment portfolio	$263,214	$315	$(1,725)	$261,804

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

     Our investment portfolio increased $4.4 million during the six months ended June 30, 2005, to $261.8 million, from $257.4 million at December 31, 2004. The increase in the investment portfolio was due to purchases of $26.8 million offset by sales totaling $5.8 million and principal repayments. The Athens acquisition added $4.3 million to our investment portfolio.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Held for investment:
Single family mortgages	$2,679,765	74.38%	$2,150,287	76.83%
Mortgage banker finance	159,507	4.43	138,080	4.93
Builder lines	528,966	14.68	336,267	12.02
Commercial real estate	110,686	3.07	82,800	2.96
Commercial business	35,095	0.98	19,222	0.69
Multi-family	11,588	0.32	16,740	0.60
Consumer	76,976	2.14	55,240	1.97

Sub-total	3,602,583	100.00%	2,798,636	100.00%
Allowance for credit losses	(9,203)		(7,358)
Deferred loan costs, net	33,674		23,961

Total loans held for investment	3,627,054		2,815,239

Held for sale:
Single family mortgages	174,187		198,718
Deferred loan costs, net	3,201		3,545

Total loans held for sale	177,388		202,263

Total loans	$3,804,442		$3,017,502

     The loan portfolio excluding the allowance for credit losses, premiums and deferred fees and cost, increased $779.4 million, to $3.8 billion at June 30, 2005, compared to $3.0 billion at December 31, 2004. This increase was primarily in the single family mortgages held for investment, builder lines and mortgage banker finance portfolios. Single family loans held for investment increased $529.5 million, to $2.7 billion at June 30, 2005, from $2.1 billion at December 31, 2004. During the six months ended June 30, 2005, purchases of single family loans held for investment totaled $910.1 million and principal repayments were $411.6 million. Single family loans held for sale decreased $24.5 million, to $174.2 million at June 20, 2005, from $198.7 million at December 31, 2004. Sales of single family loans held for sale totaled $329.5 million and originations were $376.9 million during the six months ended June 30, 2005. Additionally, $55.9 million of portfolio quality single family loans were transferred from the held for sale portfolio to the single family held for investment portfolio. The builder lines portfolio increased $192.7 million, to $529.0 million at June 30, 2005, from $336.3 million at December 31, 2004. Fundings of builder lines totaled $618.9 million and principal repayments were $440.2 million during the six months ended June 30, 2005. The mortgage banker finance portfolio increased $21.4 million, to $159.5 million at June 30, 2005, from $138.1 million at December 31, 2004.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	June 30,	December 31,
	2005	2004
Non-interest bearing	$107,425	$68,903
Custodial accounts	9,426	6,580
Interest bearing deposits
Checking accounts	122,329	74,221
Money market accounts	145,789	165,302

Subtotal	268,118	239,523
Savings accounts	42,998	35,945
Certificates of deposit
Consumer and commercial	453,532	369,753
Wholesale and brokered	1,160,431	781,694

Subtotal	1,613,963	1,151,447

Total interest bearing deposits	1,925,079	1,426,915

Total deposits	$2,041,930	$1,502,398

     Deposits increased $539.5 million during the six months ended June 30, 2005, to $2.0 billion, from $1.5 billion at December 31, 2004. This increase is due to the acquisition of Athens and an increase in brokered and wholesale deposits. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings are comprised of Federal Home Loan Bank “FHLB” advances. FHLB advances increased $188.3 million during the six months ended June 30, 2005 to $1.8 billion, from $1.7 billion at December 31, 2004. The increase in borrowings contributed to the funding of asset growth during the period. At June 30, 2005, FHLB advances were 46.4% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets are comprised of non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	June 30,	December 31,
	2005	2004
Non-performing loans
Single family mortgages	$3,372	$2,675
Commercial	1,143	1,944
Consumer	352	285

Total non-performing loans	4,867	4,904

Real estate owned
Single family mortgages	946	961
Commercial	3,619	2,424

Total real estate owned	4,565	3,385

Total non-performing assets	$9,432	$8,289

      Non-performing assets increased $1.1 million during the six months ended June 30, 2005, to $9.4 million, from $8.3 million at December 31, 2004. This increase is primarily due to a $1.2 million increase in commercial real estate owned.

     At June 30, 2005, we had $9.4 million in non-performing assets comprised of $4.9 million in loans that were four payments or more delinquent in nonaccrual status, and $4.5 million of real estate owned. This compares to $8.3 million in non-performing assets at December 31, 2004, comprised of $4.9 million in loans that were four payments or more delinquent in nonaccrual status, and $3.4 million of real estate owned. At June 30, 2005, the company had one impaired loan totaling approximately $812,000. There were no impaired loans at December 31, 2004. Additionally, at June 30, 2005, the company had $3.6 million of loans that were four payments or more delinquent and still accruing interest which are comprised of single family loans serviced by others, which are under an agreement with the servicer whereby we receive scheduled payments until foreclosure.

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

     At June 30, 2005 and December 31, 2004, we had $9.5 million and $9.0 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

Allowance for Credit Losses

     We establish an allowance for credit losses based on management’s periodic evaluation of the loan portfolio and consider such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies and the estimated value of the underlying collateral, if any. Single family mortgages and consumer loans are evaluated as a group. Builder lines, commercial real estate, commercial business, mortgage banker finance and multi-family loans are evaluated individually. The allowance for credit losses is based principally on the frequency and severity of losses for an asset class, the historical loss experience for the type of loan and the delinquency status. The following table shows the activity in the allowance for credit losses for the periods indicated (dollars in thousands).

	For the Six Months Ended
	June 30,
	2005	2004
Beginning balance	$7,358	$4,850

Acquisitions
Athens	1,155	—
Lost Pines	—	362
Provisions for credit losses
Single family	55	101
Commercial	1,043	1,031
Consumer	(254)	59
Charge-offs
Single family	(131)	—
Commercial	(31)	(494)
Consumer	(52)	(63)
Recoveries
Single family	—	—
Commercial	10	2
Consumer	50	—

Ending balance	$9,203	$5,848

Allowance for credit losses to non-performing loans	189.07%	86.14%
Allowance for credit losses to total loans	0.24	0.22
Allowance for credit losses to average loans	0.27	0.28
Net charge-offs to average loans	0.01	0.03

The allowance for credit losses at June 30, 2005 was $9.2 million, or 0.24% of total loans outstanding, an increase of $1.8 million from December 31, 2004. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

     The increase in the allowance for credit losses during the six months ended June 30, 2005 was primarily due to the acquisition of Athens in May 2005 and due to growth in the single family and commercial loan portfolios.

     See Note 1 to the consolidated financial statements in the company’s 2004 Annual Report on form 10-K for further discussion of our allowance for credit losses.

Capital Resources

     Federally insured, state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally are as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis. For an insured institution to be considered “well capitalized,” it must maintain a minimum leverage ratio of 5% and a minimum total risk-based capital ratio of 10%, of which at least 6% must be Tier 1 capital.

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at June 30, 2005:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	6.67%
Tier 1 risk-based capital ratio	6.00%	10.63%
Total risk-based capital	10.00%	11.00%

     The bank’s regulatory capital at June 30, 2005 was in excess of the “well capitalized” levels.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the six months ended June 30, 2005 and 2004, a significant source of funding has been from our deposits, both community banking and wholesale and brokered. We also issued $60 million in junior subordinated notes during the six months ended June 30, 2005. See “Note 5 — Junior Subordinated Notes”.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At June 30, 2005, our borrowings from the FHLB were $1.8 billion and our additional borrowing capacity was approximately $306 million. At June 30, 2005, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At June 30, 2005, we had approximately $7.9 million in available cash and the bank had the ability to pay approximately $45.9 million in dividends to us without prior regulatory approval.

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

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at June 30, 2005 was a negative gap of $390.5 million, or 9.1%, of total assets, compared to a negative $523.8 million, or 15.1% of total assets at December 31, 2004. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Annual Report on Form 10-K for further information.

     We also manage the risks associated with our single family mortgage warehouse and pipeline. Our mortgage warehouse consists of adjustable-rate loans, primarily for our portfolio and fixed-rate single family mortgage loans that are to be sold in the secondary market. Our pipeline consists of commitments to originate single family mortgage loans, both fixed and adjustable rate. The fixed rate loans in the pipeline will be sold in the secondary market. The risk associated with the pipeline is the potential for changes in interest rates on these types of loans from the time the customer locks in the rate on the loan and the time we sell the loan in the secondary market. To manage this risk, we enter into forward sales agreements to protect us from rising interest rates. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of June 30, 2005, our pipeline included $40.8 million of fixed rate loans with committed interest rates. We have entered into $29.4 million in forward sales agreements, based on an expected close rate of 62% for these loans.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At June 30, 2005, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$86,662	(1.00)%
Up 100 basis points	87,400	(0.14)
Base	87,526	—
Down 100 basis points.	88,304	0.89

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

     No changes were made to the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) The information required by this item was previously reported on the Company’s Form 8-K dated May 10, 2005, and has been omitted as permitted by this item.

     (b) Not applicable.

     (c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company held its annual meeting of stockholders on May 4, 2005.

     (b) At the 2005 annual meeting, the stockholders of the Company elected David M. Golush, Alan E. Master and William B. Rhodes as Class II directors to serve until the 2008 annual meeting of stockholders. The terms of office of each of Lewis S. Ranieri, Robert A. Perro, John B. Selman, Lawrence Chimerine, Ph.D., James A. Howard, C.P.A., and Anthony J. Nocella continued after the meeting.

     (c) Set forth below is a description of each matter voted on at the 2005 annual meeting, the number of votes cast for, against or withheld and the number of abstentions and broker non-votes as to each such matter, including a separate tabulation for each nominee for director:

     (d) Not Applicable

At the Company’s Annual Meeting of Shareholders held on May 4, 2005, shareholders voted on the following matters:

1)	To elect three Class II director nominees to serve until the 2008 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld	Broker Non-Vote

David M. Golush	16,144,348	83,720	—
Alan E. Master	15,950,320	277,748	—
William B. Rhodes	16,132,828	95,240	—

2)	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.

Total Votes For	Total Votes Against	Total Abstentions	Broker Non-Vote

16,166,033	25,725	36,310	—

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Purchase and Assumption Agreement by and among Franklin Bank, S.S.B., Washington Mutual Bank, and WM Financial Services, Inc. dated as of June 20, 2005. (Incorporated by reference from Exhibit 2.1 to the Registrants’s Current Report on from 8-K dated June 20, 2005).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

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

Franklin Bank Corp.
(Registrant)

Date: August 9, 2005	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
2.1	Purchase and Assumption Agreement by and among Franklin Bank, S.S.B., Washington Mutual Bank, and WM Financial Services, Inc. dated as of June 20, 2005. (Incorporated by reference from Exhibit 2.1 to the Registrants’s Current Report on from 8-K dated June 20, 2005).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.