Form 10-Q
period 2005-09-30
FRANKLIN BANK CORP
filed 2005-11-09
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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

Common Stock, $.01 Par Value
(Title of each class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of November 8, 2005, there were 23,375,076 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2005	2004
	(in thousands)

ASSETS
Cash and cash equivalents	$66,708	$90,161
Securities available for sale, at fair value (amortized cost of $66.4 million and $73.7 million at September 30, 2005 and December 31, 2004, respectively)	65,051	72,998
Federal Home Loan Bank stock and other investments, at cost	90,626	74,673
Mortgage-backed securities available for sale, at fair value (amortized cost of $121.2 million and $109.8 million at September 30, 2005 and December 31, 2004, respectively)	120,993	109,703
Loans held for sale	257,781	202,263
Loans held for investment (net of allowance for credit losses of $9.0 million and $7.4 million at September 30, 2005 and December 31, 2004, respectively)	3,668,815	2,815,239
Goodwill	115,102	69,212
Other intangible assets, net of amortization	10,312	7,095
Premises and equipment, net	23,696	13,169
Real estate owned	5,972	4,418
Other assets	31,696	20,803

TOTAL ASSETS	$4,456,752	$3,479,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,001,839	$1,502,398
Federal Home Loan Bank advances	1,985,737	1,653,942
Junior subordinated notes	107,928	20,254
Other liabilities	32,608	22,431

Total liabilities	4,128,112	3,199,025
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 23,375,076 and 21,895,785 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	234	219
Additional paid-in capital	281,796	255,348
Retained earnings	47,140	25,567
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(948)	(472)
Cash flow hedges, net	418	47

Total stockholders’ equity	328,640	280,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,456,752	$3,479,734

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$2,114	$930	$5,466	$2,598
Mortgage-backed securities	1,153	1,162	2,978	3,953
Loans	49,673	30,078	132,915	76,435

Total interest income	52,940	32,170	141,359	82,986

INTEREST EXPENSE
Deposits	14,250	7,302	36,424	19,121
Federal Home Loan Bank advances	15,290	7,519	39,362	16,350
Junior subordinated notes	1,421	373	2,792	1,115

Total interest expense	30,961	15,194	78,578	36,586
Net interest income	21,979	16,976	62,781	46,400
PROVISION FOR CREDIT LOSSES	(428)	556	416	1,747

Net interest income after provision for credit losses	22,407	16,420	62,365	44,653
NON-INTEREST INCOME
Loan fee income	1,632	1,297	5,416	2,934
Deposit fees	1,397	628	3,429	1,782
Gain on sale of single family loans	1,085	1,883	3,004	3,149
Gain on sale of securities	727	72	771	185
Other	447	82	1,304	850

Total non-interest income	5,288	3,962	13,924	8,900
NON-INTEREST EXPENSE
Salaries and benefits	7,884	5,009	21,808	13,927
Data processing	1,673	1,015	4,150	2,616
Occupancy	1,466	900	3,747	2,654
Professional fees	1,111	869	3,783	2,217
Professional fees — related parties	125	125	375	375
Loan expenses, net	497	695	1,727	1,510
Core deposit amortization	402	119	913	355
Other	2,084	1,620	5,931	4,978

Total non-interest expenses	15,242	10,352	42,434	28,632

Income before taxes	12,453	10,030	33,855	24,921
INCOME TAX EXPENSE	4,521	3,494	12,282	8,725

NET INCOME	$7,932	$6,536	$21,573	$16,196

Net income per common share
Basic	$0.34	$0.30	$0.96	$0.76
Diluted	$0.34	$0.30	$0.94	$0.75
Basic weighted average number of common shares outstanding	23,277,026	21,225,263	22,532,716	21,225,263
Diluted weighted average number of common shares outstanding	23,803,035	21,605,178	23,015,655	21,659,674

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,573	$16,196
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	416	1,747
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(3,850)	(3,334)
Depreciation and amortization	4,038	1,508
Federal Home Loan Bank stock dividends	(2,097)	(602)
Funding of loans held for sale	(620,798)	(466,430)
Proceeds from sale of loans held for sale	488,499	232,143
Proceeds from principal repayments of loans held for sale	80,882	144,449
Net change in loans held for sale	(1,336)	(4,413)
Change in interest receivable	(4,861)	(5,391)
Change in other assets	(2,482)	5,979
Change in other liabilities	9,640	5,380

Net cash provided (used) by operating activities	(30,376)	(72,768)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Elgin	(11,701)	—
Cash and cash equivalents acquired from Elgin	13,771	—
Purchase of Athens	(43,500)	—
Cash and cash equivalents acquired from Athens	76,646	—
Purchase of Lost Pines	—	(7,148)
Cash and cash equivalents acquired from Lost Pines	—	7,850
Fundings of loans held for investment	(2,209,418)	(697,140)
Proceeds from principal repayments of mortgage-backed securities	30,388	48,809
Proceeds from principal repayments of loans held for investment	2,641,330	1,030,019
Proceeds from sales and repayments of securities	55,550	38,988
Proceeds from sale of mortgage-backed securities	31,737	—
Proceeds from sale of loans held for investment	27,889	210,255
Proceeds from sale of real estate owned	2,380	1,239
Purchases of Federal Home Loan Bank stock and other securities	(14,706)	(33,036)
Purchases of mortgage-backed securities	(36,969)	—
Purchases of loans held for investment	(1,197,688)	(1,315,229)
Purchases of premises and equipment	(2,280)	(1,400)
Net change in loans held for investment	(13,217)	(6,370)

Net cash provided (used) by investing activities	(649,788)	(723,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	239,569	271,875
Proceeds from Federal Home Loan Bank advances	1,228,000	992,500
Repayment of Federal Home Loan Bank advances	(896,044)	(266,589)
Proceeds from issuance of junior subordinated notes	85,000	—
Proceeds from issuance of common stock	235	—
Payment of common stock issuance costs	(49)	—

Net cash provided (used) by financing activities	656,711	997,786

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,453)	201,855
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,161	47,064

CASH AND CASH EQUIVALENTS AT PERIOD END	$66,708	$248,919

Supplemental disclosures of cash flow information
Cash paid for interest	$67,427	$32,554
Cash paid for taxes	12,968	4,215
Noncash investing activities
Loans Securitized into mortgage-backed securities	$28,237	$—
Real estate owned acquired through foreclosure	$3,566	$3,294
Noncash financing activities
Issuance of common stock for Elgin	$11,927	$—
Issuance of common stock for Athens	$14,350	$—
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank, S.S.B. (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Recent accounting standards

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, is considered unconditional when the timing and/or settlement of a legal obligation is conditional on a future event, even when it may or may not be under the control of the entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If sufficient information is not available at the time the liability is incurred, a liability must be recognized at the time the sufficient information becomes available. The uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for fiscal years ending after December 15, 2005 and is not expected to have a material impact on the company’s financial condition, results of operations or cash flows.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of Statement No. 123, a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by the Statement, will be recognized as an addition to paid-in capital. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and to the unvested portion of previously granted awards that remain outstanding at the date of adoption. Upon adoption of this Statement, the company plans to use the modified prospective method of transition. Under this method, the company will record compensation expense for the unvested portion of awards granted prior to the initial adoption of this Statement and for any award issued, modified or settled after the effective date of this Statement. In April 2005, the Securities and Exchange Commission delayed the effective date from the first interim or annual reporting period that begins after June 15, 2005 to the first interim or annual reporting period of the registrant’s first fiscal year that begins on or after June 15, 2005.

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

     In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue No. 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the FASB deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

Stock—Based Compensation

     The company measures its employee stock-based compensation using the intrinsic value based method of accounting under the provisions of AICPA Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the company’s stock options. Pro-forma information regarding net income is required under SFAS No. 123, Accounting for Stock-Based Compensation and has been determined as if the company accounted for its employee stock-option plans under the fair value method of SFAS No. 123. The fair value of options at the date of grant was estimated using a Black-Scholes option-pricing model, which requires use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics, and changes in the subjective input assumptions can materially affect the fair-value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of the employee stock options. The following table shows the pro forma amounts attributable to stock-based employee compensation cost for the periods presented (dollars in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$7,932	$6,536	$21,573	$16,196
Deduct: total stock-based employee expense determined under the fair value method for all awards granted, net of tax	(236)	(286)	(1,443)	(634)

Pro forma net income	$7,696	$6,250	$20,130	$15,562

Common share data
Basic earnings per share
As reported	$0.34	$0.30	$0.96	$0.76
Pro forma	$0.33	$0.29	$0.89	$0.73
Diluted earnings per share
As reported	$0.34	$0.30	$0.94	$0.75
Pro forma	$0.32	$0.29	$0.87	$0.72

2. Earnings per Common Share

     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$7,932	$6,536	$21,573	$16,196
Shares
Average common shares outstanding	23,277,026	21,225,263	22,532,716	21,225,263
Potentially dilutive common shares from options	526,009	379,915	482,939	434,411

Average common shares and potentially dilutive common shares outstanding	23,803,035	21,605,178	23,015,655	21,659,674
Basic EPS	$0.34	$0.30	$0.96	$0.76

Diluted EPS	$0.34	$0.30	$0.94	$0.75

3. Recent Acquisitions

On July 15, 2005, the company completed its acquisition of Elgin Bank of Texas. Under the terms of the agreement, Elgin Bank of Texas was merged into the bank. The company paid $11.7 million in cash and issued 628,698 shares of common stock for all the outstanding stock of Elgin Bank of Texas.

4. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the nine months ended September 30, 2005 are as follows (in thousands):

	Elgin	Athens	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2004	$—	$—	$—	$—	$35,289	$10,066	$9,022	$54,377
Lost Pines acquisition	—	—	—	3,156	—	—	—	3,156
Cedar Creek acquisition	—	—	8,980	—	—	—	—	8,980
Purchase price adjustment	—	—	3,270	171	(587)	(155)	—	2,699

Balance at December 31, 2004	—	—	12,250	3,327	34,702	9,911	9,022	69,212
Athens acquisition	—	33,865	—	—	—	—	—	33,865
Elgin acquisition	12,959	—	—	—	—	—	—	12,959
Purchase price adjustment	—	—	(100)	(387)	(447)	—	—	(934)

Balance at September 30, 2005	$12,959	$33,865	$12,150	$2,940	$34,255	$9,911	$9,022	$115,102

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance at January 1, 2004	$2,642	$1,063	$3,705
Lost Pines acquisition	790	—	790
Cedar Creek acquisition	2,200	—	2,200
Jacksonville CDI adjustment	5	—	5
Servicing rights originated	—	1,266	1,266
Amortization	(588)	(283)	(871)

Balance at December 31, 2004	5,049	2,046	7,095
Athens acquisition	2,697	—	2,697
Elgin acquisition	1,100	—	1,100
Cedar Creek CDI adjustment	(706)	—	(706)
Servicing rights originated	—	1,399	1,399
Amortization	(913)	(360)	(1,273)

Balance at September 30, 2005	$7,227	$3,085	$10,312

     At September 30, 2005 and December 31, 2004, the fair value of servicing rights retained from single family loan sales totaled $3.6 million and $2.2 million related to $238.0 million and $168.3 million, respectively, of principal serviced for others.

5. Junior Subordinated Notes

     At September 30, 2005, the company had four issues of junior subordinated notes outstanding as follows (in thousands):

		Trust		Junior	Company’s
		Preferred		Subordinated	Investment	First	Final
	Issue	Securities	Interest	Notes	In the	Call	Maturity
Description	Date	Outstanding	Rate	Outstanding	Trust	Date	Date

Franklin Bank Capital Trust I	November 2002	$20,000	3-month LIBOR plus 3.35%	$20,000	$619	November 2007	November 2032

Franklin Capital Trust II	February 2005	20,000	3-month LIBOR plus 1.90%	20,000	619	March 2010	March 2035

Franklin Capital Trust III	May 2005	40,000	3-month LIBOR plus 1.90%	40,000	1,238	June 2010	June 2035

Franklin Capital Trust IV	August 2005	25,000	3-month LIBOR plus 1.60%	25,000	774	November 2010	November 2035

In August 2005, the company formed Franklin Capital Trust IV (the “Trust IV”) a wholly owned subsidiary. The Trust IV issued $25 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust IV has the funds available for payment. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.60%. The first call date for these junior subordinated notes is November 2010 and they mature in November 2035. At September 30, 2005, the interest rate was 5.38% and the company’s investment in the Trust IV was $774,000.

     In May 2005, the company formed Franklin Capital Trust III (the “Trust III”), a wholly owned subsidiary. The Trust III issued $40 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust III has the funds available for payment. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior subordinated notes is June 15, 2010 and they mature in June 2035. At September 30, 2005, the interest rate was 5.77% and the company’s investment in the Trust III was $1.2 million.

     In February 2005, the company formed Franklin Capital Trust II (the “Trust II”), a wholly owned subsidiary. The Trust II issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust II has the funds available for payment. If we were to default in payment of these securities, we would be unable to make any cash dividends on our common stock until such default was cured. The rate on the these junior subordinated notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior subordinated notes is March 15, 2010 and they mature in March 2035. At September 30, 2005, the interest rate was 5.77% and the company’s investment in the Trust II was $619,000. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap is $20 million and has been designated as a cash flow hedge to effectively convert the junior subordinated notes to a fixed rate basis. The agreement involves the receipt of floating rate amounts in exchange for fixed interest rate payments at an interest rate of 4.29% over the life of the agreement without an exchange of the underlying principal amounts. See “Footnote 9. Junior Subordinated Notes” under “Item 8. Financial Statements and Supplementary Data” in the Company’s 2004 Annual Report on Form 10-K for discussion of Franklin Bank Capital Trust I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

     A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:

•	earnings growth;

•	revenue growth;

•	future acquisitions;

•	origination volume in our commercial and mortgage business;

•	seasonality in our mortgage businesses;

•	non-interest income levels, including fees from product sales;

•	credit performance on loans made or acquired by us;

•	tangible capital generation;

•	margins on sales or securitizations of loans;

•	cost and mix of deposits;

•	market share;

•	expense levels;

•	results from new business initiatives in our community banking business; and

•	other business operations and strategies.

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

Critical Accounting Policies

     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances at the time of the estimates, judgments and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations and cash flows. These policies are described in further detail in the company’s 2004 Annual Report of Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Overview

      Franklin Bank Corp. is a Texas-based savings and loan holding company headquartered in Houston, Texas. Through our subsidiary, Franklin Bank, S.S.B. we operate a community banking strategy that is focused on growth areas outside of the major metropolitan areas of Texas. We offer a wide variety of community banking and commercial lending products that allow us to serve our customers both in our communities and on a national basis. At September 30, 2005, we had 31 community banking offices in Texas and six regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan and Texas. As a complement to our community and commercial banking activities, we offer single family mortgages through 51 retail and four wholesale origination offices in 25 states.

Significant Transactions

     On June 21, 2005, the company announced that the bank had signed a purchase and assumption agreement with Washington Mutual Bank for five banking offices located in the following Texas cities: Beaumont, Groves, Nederland, El Campo and Wharton. This transaction is expected to close in December 2005, subject to the conditions set forth in the agreement.

     On July 15, 2005, we acquired Elgin Bank of Texas, or Elgin, for approximately $11.7 million in cash, and $11.9 million in common stock. Elgin operated three community banking offices in our central Texas market and had approximately $83.9 million in assets and $73.1 million in deposits at the time of the acquisition.

     On May 9, 2005, we acquired First National Bank of Athens, or Athens, for approximately $43.5 million in cash, $14.4 million in common stock and approximately $355,000 in direct acquisition costs. Athens operated four community banking offices in our east Texas market and had approximately $208.7 million in assets and $184.7 million in deposits at the time of the acquisition.

     RESULTS OF OPERATIONS

     Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

     Net income was $21.6 million, or $0.94 per diluted share, for the nine months ended September 30, 2005, compared to $16.2 million, or $0.75 per diluted share, for the nine months ended September 30, 2004. The results of operations for the nine months ended September 30, 2005 include activity for Athens beginning May 9, 2005 and Elgin beginning July 15, 2005. The results of operations for the nine months ended September 30, 2004 include activity for Lost Pines beginning March 1, 2004. Net income for the nine months ended September 30, 2005, was adversely affected by the incurrence of litigation costs of $449,000 net of tax, related to a claim against Franklin Bank that arose prior to its acquisition by the company regarding the bank’s loan to a homebuilder for the construction of a residence, and the initial integration costs in our east Texas market of $177,000 net of tax.

     Net interest income. Net interest income increased $16.4 million to $62.8 million for the nine months ended September 30, 2005, compared to $46.4 million for the same period in 2004. The increase was due to a $1.2 billion increase in average interest-earning assets, resulting from an increase in our commercial loans and from purchases of single family loans. Since September 30, 2004, we funded $2.7 billion in loans during the twelve month period ending September 30, 2005 through our commercial lending offices and have purchased approximately $1.7 billion of single family loans. The net yield decreased 18 basis points to 2.14% for the nine months ended September 30, 2005, compared to 2.32% for the same period a year ago. This decline was primarily attributable to the flattening of the yield curve and a reduced spread on single family loans held for sale.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the nine months ended September 30, 2005 and 2004. Balances for both periods presented are based on daily averages, except for Cedar Creek through May 19, 2005, Athens from May 9, 2005 through September 30, 2005 and Elgin from its acquisition on July 15, 2005 until it was converted to our general ledger on August 5, 2005 for the nine months ended September 30, 2005, and Jacksonville, for the period January 1, 2004 through March 12, 2004 and Lost Pines from its acquisition on March 1, 2004 until July 23, 2004, whose average balances are calculated using average monthly balances (dollars in thousands).

	Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$92,181	$1,778	2.54%	$64,692	$450	0.91%
Available for sale securities	67,066	1,559	3.11%	73,926	1,535	2.77%
FHLB stock and other investments	81,498	2,129	3.49%	49,330	613	1.66%
Mortgage-backed securities	108,258	2,978	3.67%	156,366	3,953	3.37%
Loans
Single family	2,745,930	92,923	4.51%	1,961,881	60,391	4.10%
Builder lines	470,454	23,219	6.60%	219,981	9,118	5.54%
Commercial real estate	111,482	5,509	6.61%	48,687	2,435	6.68%
Mortgage banker finance	143,703	6,213	5.78%	28,455	872	4.09%
Commercial business	29,989	1,387	6.18%	10,133	402	5.30%
Consumer	69,170	3,664	7.08%	61,200	3,217	7.02%

Total loans	3,570,728	132,915	4.97%	2,330,337	76,435	4.38%

Total interest-earning assets	3,919,731	141,359	4.81%	2,674,651	82,986	4.14%
Non-interest-earning assets	168,134			98,458

Total assets	$4,087,865			$2,773,109

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$111,142	896	1.08%	$68,031	492	0.97%
Money market and savings	188,862	2,209	1.56%	174,671	2,110	1.61%
Certificates of deposit	425,153	8,341	2.62%	339,417	5,002	1.97%
Non-interest bearing deposits	106,983	—	—	38,387	—	—

Total community banking	832,140	11,446	1.84%	620,506	7,604	1.64%
Wholesale and money desk	1,093,662	24,978	3.05%	809,237	11,517	1.90%

Total deposits	1,925,802	36,424	2.53%	1,429,743	19,121	1.79%

FHLB advances	1,772,561	39,362	2.93%	1,056,370	16,350	2.06%
Junior subordinated notes	60,590	2,792	6.08%	20,175	1,115	7.26%

Total interest-bearing liabilities	3,758,953	78,578	2.78%	2,506,288	36,586	1.94%

Non-interest-bearing liabilities and stockholders’ equity	328,912			266,821

Total liabilities and stockholders’ equity	$4,087,865			$2,773,109

Net interest income/interest rate spread		$62,781	2.03%		$46,400	2.20%

Net yield on interest-earning assets			2.14%			2.32%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.28%			106.72%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2005	2004

Loan fee income	$5,416	$2,934
Deposit fees	3,429	1,782
Gain on sale of single family loans	3,004	3,149
Gains on sale of securities	771	185
Other	1,304	850

	$13,924	$8,900

     Non-interest income increased $5.0 million to $13.9 million for the nine months ended September 30, 2005, compared to $8.9 million for the same period a year ago. This increase was primarily due to an increase in loan fees, deposit fees and our first securitization of single family loans and the sale of a majority of these securities in the secondary market.

     Loan fee income increased $2.5 million during the nine months ended September 30, 2005, to $5.4 million, from $2.9 million during the nine months ended September 30, 2004. This increase related to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $4.7 million during the nine months ended September 30, 2005, compared to $2.5 million during the same period a year ago.

     Deposit fees increased $1.6 million during the nine months ended September 30, 2005, to $3.4 million, from $1.8 million during the nine months ended September 30, 2004. This increase related to overdraft fees, service charges on checking accounts, and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 15,000 at September 30, 2004 to 39,233 at September 30, 2005. This growth came from our acquisition of Cedar Creek on December 4, 2004, Athens on May 9, 2005 and Elgin on July 15, 2005 and successful marketing efforts. Additionally, we opened two new community banking offices in central Texas during the second half of 2004 and two during the first nine months of 2005.

     Gains on sales of single family loans decreased $145,000 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we sold $513.4 million of single family loans, resulting in a gain of $3.0 million, or 59 basis points on loans sold compared to sales of $439.2 million for a gain of $3.2 million, or 72 basis points on loans sold during the nine months ended September 30, 2004.

     Gains on sales of securities were $771,000 related to the sale of $31.0 million of securities during the nine months ended September 30, 2005. Of the securities sold, $25.2 million were from our first securitization of single family loans into FNMA securities. This compares to a gain of $185,000 related to the sale of $22.3 million of securities during the nine months ended September 30, 2004.

     Other non-interest income increased $454,000 during the nine months ended September 30, 2005, to $1.3 million compared to $850,000 during the nine months ended September 30, 2004. This increase was primarily related to a syndication fee received on a builder line during the second quarter of 2005.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2005	2004

Salaries and benefits	$21,808	$13,927
Data processing	4,150	2,616
Occupancy	3,747	2,654
Professional fees	4,158	2,592
Loan expenses, net	1,727	1,510
Core deposit amortization	913	355
Other	5,931	4,978

	$42,434	$28,632

     Non-interest expense increased $13.8 million during the nine months ended September 30, 2005, to $42.4 million, compared to $28.6 million for the nine months ended September 30, 2004. This increase in non-interest expense was due to the growth in our community banking and commercial lending businesses.

     Salaries and benefits increased $7.9 million during the nine months ended September 30, 2005, to $21.8 million, compared to $13.9 million during the nine months ended September 30, 2004. The number of full time equivalent employees at September 30, 2005 totaled 682, compared to 493 at September 30, 2004. The increase in headcount includes 34 from the Cedar Creek acquisition, 59 from the Athens acquisition, 29 from the Elgin acquisition, 32 from growth in our community banking business, including four new offices opened since June 2004, and 11 from growth in our commercial lending business. In addition, the increase in loan fees from brokered loans also increased salaries and benefits, as a substantial portion of these fees are paid to the retail mortgage offices as compensation.

     Data processing expense increased approximately $1.5 million during the nine months ended September 30, 2005, to $4.1 million, from $2.6 million during the nine months ended September 30, 2004. Higher data processing costs represent the increase in outsourced data processing services and depreciation on computer hardware and software to support the growth of our community banking and lending business and from the conversion of Jacksonville to our systems at the end of March 2004, Lost Pines to our systems during the third quarter of 2004, Cedar Creek to our systems during May 2005 and Elgin to our systems in August 2005.

     Occupancy expense increased $1.0 million during the nine months ended September 30, 2005, to $3.7 million, from $2.7 million during the nine months ended September 30, 2004. This increase is due to the acquisitions of Cedar Creek on December 4, 2004, Athens on May 9, 2005 and Elgin on July 15, 2005 which added 12 community banking offices. Additionally, we opened two new community banking offices in central Texas during 2004, two during 2005 and added two regional commercial lending offices in 2004.

     Professional fees increased $1.6 million during the nine months ended September 30, 2005, to $4.2 million, from $2.6 million during the nine months ended September 30, 2004. Legal fees increased due to the settlement of a lawsuit relating to construction lending activities that arose prior to our acquisition of Franklin and due to the general growth of the company. Audit fees increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, due to increased cost relating to compliance with the Sarbanes-Oxley Act of 2002. Professional fees related to loan origination activities increased due to higher loan originations during the current period as compared to the prior year period.

     Loan expenses increased $217,000 during the nine months ended September 30, 2005, to $1.7 million, from $1.5 million during the nine months ended September 30, 2004. This increase was due to an increase in mortgage originations and sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization increased $558,000 during the nine months ended September 30, 2005, to $913,000, compared to $355,000 during the nine months ended September 30, 2004. This increase related to amortization of the core deposit intangible for the Cedar Creek, Athens and Elgin acquisitions. The Cedar Creek core deposit intangible was $1.5 million, the Athens core deposit intangible was estimated to be $2.7 million and the Elgin core deposit intangible was estimated to be $1.1 million. The Athens and Elgin core deposit intangibles are both subject to adjustment as certain valuation information becomes available.

     Other non-interest expense increased $953,000 during the nine months ended September 30, 2005. This increase included higher marketing, employee travel, postage and courier expenses, as well as costs related to our acquisitions of Cedar Creek, Athens, and Elgin.

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

     Net income was $7.9 million, or $0.34 per diluted share, for the three months ended September 30, 2005, compared to $6.5 million, or $0.30 per diluted share, for the three months ended September 30, 2004. The results of operations for the three months ended September 30, 2005 include activity for Cedar Creek, Athens and Elgin beginning July 15, 2005.

     Net interest income. Net interest income increased $5.0 million to $22.0 million for the three months ended September 30, 2005, compared to $17.0 million for the same period in 2004. The increase was due to a $1.1 billion increase in average interest-earning assets, resulting primarily from an increase in our commercial loans, the acquisitions of Cedar Creek, Athens and Elgin and from purchases of single family loans. The net yield decreased 6 basis points. This decline was primarily due to the flattening of the yield curve and a reduced spread on single family loans held for sale.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended September 30, 2005 and 2004. Balances for both periods presented are based on daily averages, except for Athens and Elgin from its date of acquisition on July 15, 2005 until it was converted to our general ledger on August 5, 2005 for the three months ended September 30, 2005, and Lost Pines from its acquisition on March 1, 2004 until it was converted to our general ledger on July 23, 2004 for the three months ended September 30, 2004 whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$79,830	$655	3.21%	$63,869	$213	1.31%
Available for sale securities	69,379	596	3.41%	66,603	420	2.51%
FHLB stock and other investments	86,718	863	3.95%	61,795	297	1.91%
Mortgage-backed securities	119,606	1,153	3.86%	139,764	1,162	3.33%
Loans
Single family	2,856,445	32,971	4.62%	2,343,467	23,741	4.05%
Builder lines	556,969	9,630	6.86%	247,668	3,685	5.92%
Commercial real estate	134,731	2,388	7.03%	50,114	859	6.82%
Mortgage banker finance	165,894	2,542	6.08%	51,387	571	4.42%
Commercial business	40,963	636	6.16%	8,268	122	5.86%
Consumer	87,252	1,506	6.85%	61,926	1,100	7.07%

Total loans	3,842,254	49,673	5.16%	2,762,830	30,078	4.35%

Total interest-earning assets	4,197,787	52,940	5.03%	3,094,861	32,170	4.15%
Non-interest-earning assets	212,706			112,697

Total assets	$4,410,493			$3,207,558

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$150,175	441	1.16%	$64,564	154	0.95%
Money market and savings	182,362	686	1.49%	180,659	769	1.69%
Certificates of deposit	478,954	3,436	2.85%	335,192	1,760	2.09%
Non-interest bearing deposits	138,785	—	—	52,961	—	—

Total community banking	950,276	4,563	1.91%	633,376	2,683	1.69%
Wholesale and money desk	1,127,016	9,687	3.41%	937,041	4,619	1.96%

Total deposits	2,077,292	14,250	2.72%	1,570,417	7,302	1.85%

FHLB advances	1,884,286	15,290	3.18%	1,341,130	7,519	2.29%
Junior subordinated notes	96,191	1,421	5.78%	20,205	373	7.22%

Total interest-bearing liabilities	4,057,769	30,961	3.01%	2,931,752	15,194	2.09%
Non-interest-bearing liabilities and stockholders’ equity	352,724			275,806

Total liabilities and stockholders’ equity	$4,410,493			$3,207,558

Net interest income/interest rate spread		$21,979	2.02%		$16,976	2.07%

Net yield on interest-earning assets			2.12%			2.18%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.45%			105.56%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	September 30,
	2005	2004

Loan fee income	$1,632	$1,297
Deposit fees	1,397	628
Gain on sale of single family loans	1,085	1,883
Gains on sale of securities	727	72
Other	447	82

	$5,288	$3,962

     Non-interest income increased $1.3 million to $5.3 million for the three months ended September 30, 2005, compared to $4.0 million for the same period a year ago. This increase was primarily due to an increase in loan fees from the expansion of our commercial lending operations and deposit fees from the growth of our community bank. Also, in the current quarter we completed our first securitization of single family loans and the sale of the majority of these securities in the secondary market.

     Loan fee income increased $335,000 during the three months ended September 30, 2005, to $1.6 million, from $1.3 million during the three months ended September 30, 2004. This increase related to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $1.4 million during the three months ended September 30, 2005, compared to $1.2 million during the same period a year ago.

     Deposit fees increased $769,000 during the three months ended September 30, 2005, to $1.4 million, from $628,000 during the three months ended September 30, 2004. This increase related to overdraft fees, service charges on checking accounts, and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 15,000 at September 30, 2004 to 39,233 at September 30, 2005. This growth came from our acquisition of Cedar Creek on December 4, 2004, Athens on May 9, 2005 and Elgin on July 15, 2005, and successful marketing efforts.

     Gains on sales of single family loans decreased $798,000 during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. During the three months ended September 30, 2005, we sold $156.2 million of single family loans, resulting in a gain of $1.1 million, or 69 basis points on loans sold, compared to sales of $290.7 million for a gain of $1.9 million, or 65 basis points on loans during the three months ended September 30, 2004.

     Gains on sales of securities were $727,000 related to the sale of $25.2 million of securities during the three months ended September 30, 2005. These securities were created by our first securitization of single family loans into FNMA securities. During the three months ended September 30, 2004, gains on sales of securities were $72,000 related to the sale of $3.9 million of securities.

     Other non-interest income increased $365,000 during the three months ended September 30, 2005, to $447,000 compared to $82,000 during the three months ended September 30, 2004. This increase was primarily due to recoveries on loans previously charged-off by banks that we have acquired prior to our acquisition of them.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Three Months Ended
	September 30,
	2005	2004

Salaries and benefits	$7,884	$5,009
Data processing	1,673	1,015
Occupancy	1,466	900
Professional fees	1,236	994
Loan expenses, net	497	695
Core deposit amortization	402	119
Other	2,084	1,620

	$15,242	$10,352

     Non-interest expense increased $4.8 million during the three months ended September 30, 2005, to $15.2 million, compared to $10.4 million for the three months ended September 30, 2004. The increase in non-interest expense was due to the overall growth of the company including the acquisitions of Cedar Creek, Athens and Elgin.

     Salaries and benefits increased $2.9 million during the three months ended September 30, 2005, to $7.9 million, compared to $5.0 million during the three months ended September 30, 2004. The number of full time equivalent employees at September 30, 2005 totaled 682, compared to 493 at September 30, 2004. The increase in headcount includes 34 from the Cedar Creek acquisition, 59 from the Athens acquisition, 29 from the Elgin acquisition, 32 from growth in our community banking business, and 11 from growth in our commercial lending business. In addition, the increase in loan fees from brokered loans also increased salaries and benefits as a substantial portion of these fees are paid to the retail mortgage offices as compensation.

     Data processing expense increased $658,000 during the three months ended September 30, 2005, to $1.7 million, from $1.0 million during the three months ended September 30, 2004. Higher data processing costs represent the increase in outsourced data processing services and depreciation on computer hardware and software to support our growth of our community banking and lending business and from to the conversion of Lost Pines to our systems during the third quarter of 2004, Cedar Creek to our systems during May 2005 and Elgin to our systems during August 2005.

     Occupancy expense increased $566,000 during the three months ended September 30, 2005, to $1.5 million, from $900,000 during the three months ended September 30, 2004. This increase was due to the acquisitions of Cedar Creek on December 4, 2004, Athens on May 9, 2005 and Elgin on July 15, 2005 which added 12 community banking offices. Additionally, we opened a total of four new community banking offices in central Texas during 2004 and 2005 and expanded our mortgage banking business.

     Professional fees increased $242,000 during the three months ended September 30, 2005, to $1.2 million, from $994,000 during the three months ended September 30, 2004. This increase was primarily related to the increased in legal fees due to the settlement of a lawsuit on July 25, 2005 relating to construction lending activities that arose prior to our acquisition of Franklin.

     Loan expenses decreased $198,000 during the three months ended September 30, 2005, to $497,000 from $695,000 during the three months ended September 30, 2004. This decrease was due to a decrease in purchases and sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization increased $283,000 during the three months ended September 30, 2005, to $402,000, compared to $119,000 during the three months ended September 30, 2004. This increase related to amortization of the core deposit intangible for the Cedar Creek, Athens and Elgin acquisitions. The Cedar Creek core deposit intangible was $1.5 million, the Athens core deposit intangible was estimated to be $2.7 million and the Elgin core deposit intangible was estimated to be $1.1 million. Both the Athens and Elgin core deposit intangible are subject to adjustment as certain valuation information becomes available.

     Other non-interest expense increased $464,000 during the three months ended September 30, 2005. This increase includes higher marketing, employee travel, postage and courier expenses, as well as costs related to our acquisitions of Athens and Elgin.

Financial Condition

General. Total assets increased $977.0 million to $4.5 billion at September 30, 2005, from $3.5 billion at December 31, 2004. The increase in assets was primarily attributable to the growth in commercial loans, the acquisitions of Athens and Elgin, which added approximately $208.7 million and $83.9 million in assets, respectively and purchases and originations of single family loans.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, no securities were characterized as held-to-maturity.

	September 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$34,758	$222	$(507)	$34,473
Agency adjustable rate	86,422	562	(464)	86,520

Total mortgage-backed securities	121,180	784	(971)	120,993

Securities available for sale:
Mutual fund investment	52,299	—	(1,246)	51,053
Agency securities	8,178	2	(66)	8,114
Municipal bonds	5,322	15	(13)	5,324
Corporate securities	564	—	(4)	560

Total securities available for sale	66,363	17	(1,329)	65,051

Federal Home Loan Bank stock and other investments	90,626	—	—	90,626

Total investment portfolio	$278,169	$801	$(2,300)	$276,670

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

     Our investment portfolio increased $19.3 million during the nine months ended September 30, 2005, to $276.7 million, from $257.4 million at December 31, 2004. The increase in the investment portfolio was due to purchases of $51.7 million and securitization of $28.2 million of single family loans into FNMA securities offset by sales totaling $31.0 million and principal repayments and maturities of $85.8 million. The Athens and Elgin acquisitions added approximately $55.4 million to our investment portfolio, majority of which matured the month following these acquisitions.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Held for investment:
Single family mortgages	$2,621,263	71.96%	$2,150,287	76.83%
Mortgage banker finance	147,606	4.05	138,080	4.93
Builder lines	600,532	16.48	336,267	12.02
Commercial real estate	127,281	3.49	82,800	2.96
Commercial business	44,738	1.23	19,222	0.69
Multi-family	15,138	0.42	16,740	0.60
Consumer	86,298	2.37	55,240	1.97

Sub-total	3,642,856	100.00%	2,798,636	100.00%
Allowance for credit losses	(9,024)		(7,358)
Deferred loan costs, net	34,983		23,961

Total loans held for investment	3,668,815		2,815,239

Held for sale:
Single family mortgages	254,364		198,718
Deferred loan costs, net	3,417		3,545

Total loans held for sale	257,781		202,263

Total loans	$3,926,596		$3,017,502

     The loan portfolio excluding the allowance for credit losses, premiums and deferred fees and costs, increased $899.9 million, to $3.9 billion at September 30, 2005, compared to $3.0 billion at December 31, 2004. This increase was primarily in our commercial loans and single family mortgages held for investment. Our commercial lending portfolio, which is comprised of builder lines, commercial real estate, commercial business, mortgage banker finance and multifamily loans, increased $342.2 million, to $935.3 million at September 30, 2005, from $593.1 million at December 31, 2004. Fundings of commercial lines totaled $2.2 billion and principal repayments were $1.9 billion during the nine months ended September 30, 2005. Single family loans held for investment increased $471.0 million, to $2.6 billion at September 30, 2005, from $2.2 billion at December 31, 2004. During the nine months ended September 30, 2005, purchases of single family loans held for investment totaled $1.2 billion and principal repayments were $753.3 million. Single family loans held for sale increased $55.6 million, to $254.4 million at September 30, 2005, from $198.7 million at December 31, 2004. Sales of single family loans held for sale totaled $485.7 million and originations were $620.8 million during the nine months ended September 30, 2005. Additionally, $55.9 million of portfolio quality single family loans were transferred from the held for sale portfolio to the single family held for investment portfolio.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	September 30,	December 31,
	2005	2004

Non-interest bearing	$117,315	$68,903
Custodial accounts	13,727	6,580
Interest bearing deposits
Checking accounts	148,375	74,221
Money market accounts	126,254	165,302

Subtotal	274,629	239,523
Savings accounts	49,916	35,945
Certificates of deposit
Consumer and commercial	508,090	369,753
Wholesale and brokered	1,038,162	781,694

Subtotal	1,546,252	1,151,447

Total interest bearing deposits	1,870,797	1,426,915

Total deposits	$2,001,839	$1,502,398

     Deposits increased $499.4 million during the nine months ended September 30, 2005, to $2.0 billion, from $1.5 billion at December 31, 2004. This increase was due to the acquisition of Athens and Elgin and an increase in brokered and wholesale deposits. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings are comprised of Federal Home Loan Bank “FHLB” advances. FHLB advances increased $331.8 million during the nine months ended September 30, 2005 to $2.0 billion, from $1.7 billion at December 31, 2004. The increase in borrowings contributed to the funding of asset growth during the period. At September 30, 2005, FHLB advances were 48.5% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets are comprised of non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	September 30,	December 31,
	2005	2004
Non-performing loans
Single family mortgages	$2,821	$2,675
Commercial	16,496	1,944
Consumer	593	285

Total non-performing loans	19,910	4,904

Real estate owned
Single family mortgages	1,608	961
Commercial	3,355	2,424

Total real estate owned	4,963	3,385

Total non-performing assets	$24,873	$8,289

      Non-performing assets increased $16.5 million during the nine months ended September 30, 2005, to $24.9 million, from $8.3 million at December 31, 2004. This increase is primarily due to a $14.5 million single family residential development loan put on non-accrual status during the third quarter of 2005. Based on a review of the underlying collateral on the loan, the company does not anticipate a loss.

     At September 30, 2005, we had $24.9 million in non-performing assets comprised of $19.9 million in loans that were four payments or more delinquent in nonaccrual status, and $5.0 million of real estate owned. This compares to $8.3 million in non-performing assets at December 31, 2004, comprised of $4.9 million in loans that were four payments or more delinquent in nonaccrual status, and $3.4 million of real estate owned. At September 30, 2005, the company had impaired loans totaling approximately $1.4 million. There were no impaired loans at December 31, 2004. Additionally, at September 30, 2005, the company had $7.9 million of loans that were four payments or more delinquent and still accruing interest which are comprised of single family loans serviced by others, which are under an agreement with the servicer whereby we receive scheduled payments until foreclosure.

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

     At September 30, 2005 and December 31, 2004, we had $13.4 million and $9.0 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Nine Months Ended
	September 30,
	2005	2004
Beginning balance	$7,358	$4,850
Acquisitions
Elgin	409	—
Athens	1,155	—
Lost Pines	—	362
Provisions for credit losses
Single family	(45)	477
Commercial	1,121	1,239
Consumer	(660)	31
Charge-offs
Single family	(186)	(101)
Commercial	(31)	(457)
Consumer	(185)	(122)
Recoveries
Single family	—	—
Commercial	22	7
Consumer	66	6

Ending balance	$9,024	$6,292

Allowance for credit losses to non-performing loans	45.32%	109.54%
Allowance for credit losses to total loans	0.23	0.23
Allowance for credit losses to average loans	0.25	0.27
Net charge-offs to average loans	0.01	0.00

The allowance for credit losses at September 30, 2005 was $9.0 million, or 0.23% of total loans outstanding, an increase of $1.7 million from December 31, 2004. During the quarter we completed our analysis of reserves on our commercial and consumer loan portfolios. This analysis consists of comparing our reserves to our historical charge-offs, peer data and industry data for the types of loans that we hold in portfolio. This analysis resulted in a reduction in the overall allowance for credit losses of $428,000. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

     The increase in the allowance for credit losses during the nine months ended September 30, 2005 was primarily due to the acquisition of Athens in May 2005, and Elgin in July 2005 and due to growth in the commercial loan portfolio.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at September 30, 2005:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	7.03%
Tier 1 risk-based capital ratio	6.00%	11.29%
Total risk-based capital	10.00%	11.63%

     The bank’s regulatory capital at September 30, 2005 was in excess of the “well capitalized” levels.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the nine months ended September 30, 2005 and 2004, a significant source of funding has been from our deposits, both community banking and wholesale and brokered. We also issued $85 million in junior subordinated notes during the nine months ended September 30, 2005. See “Note 5 — Junior Subordinated Notes”.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At September 30, 2005, our borrowings from the FHLB were $2.0 billion and our additional borrowing capacity was approximately $241.1 million. At September 30, 2005, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At September 30, 2005, we had approximately $7.3 million in available cash and the bank had the ability to pay approximately $55.1 million in dividends to us without prior regulatory approval.

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

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at September 30, 2005 was a negative gap of $259.7 million, or 5.8%, of total assets, compared to a negative $523.8 million, or 15.1% of total assets at December 31, 2004. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Annual Report on Form 10-K for further information.

     We also manage the risks associated with our single family mortgage warehouse and pipeline. Our mortgage warehouse consists of adjustable-rate loans, primarily for our portfolio and fixed-rate single family mortgage loans that are to be sold in the secondary market. Our pipeline consists of commitments to originate single family mortgage loans, both fixed and adjustable rate. The fixed rate loans in the pipeline will be sold in the secondary market. The risk associated with the pipeline is the potential for changes in interest rates on these types of loans from the time the customer locks in the rate on the loan and the time we sell the loan in the secondary market. To manage this risk, we enter into forward sales agreements to protect us from rising interest rates. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of September 30, 2005, we had $39.8 million of fixed rate mortgage loans with committed interest rates that had not closed and $21.7 million in forward sales agreements allocated to these commitments, based on an expected close rate of 65% for these loans.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At September 30, 2005, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising rate scenarios, the base market interest rate forecast was increased by 100 and 200 basis points. For the falling interest rate scenario, base market rates were only decreased 100 basis points, due to the current interest rate environment.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$97,650	(2.3)%
Up 100 basis points	99,166	(0.8)
Base	99,993	—
Down 100 basis points.	101,058	1.1

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

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

Franklin Bank Corp.
(Registrant)

Date: November 9, 2005	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.