Form 10-K
period 2005-12-31
FRANKLIN BANK CORP
filed 2006-03-14
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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
Common Stock, $.01 Par Value,
(Title of each class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act. Yes ☐ No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
      Based upon the June 30, 2005, NASDAQ National Market closing price of $18.76 per share, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $402.9 million.
      There were 22,741,167 and 23,401,620 shares of the registrant’s common stock outstanding as of June 30, 2005 and March 1, 2006, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of Franklin Bank Corp. to be filed with the Commission not later than 120 days after December 31, 2005, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FRANKLIN BANK CORP.
ANNUAL REPORT ON FORM 10-K

PART I
      In this report, Franklin Bank Corp. (including its subsidiaries) is sometimes referred to as the “company”, “we”, “our”, or “us”, and Franklin Bank, S.S.B. is sometimes referred to as “Franklin Bank” or the “bank”.

Item 1.	Business
      We are a Texas-based savings and loan holding company with approximately $4.5 billion in assets, $2.1 billion in deposits and $332.8 million in stockholders’ equity as of December 31, 2005. Through our wholly-owned subsidiary, Franklin Bank, S.S.B., a Texas state savings bank, we provide community banking products and services and commercial banking services to corporations and other business clients and originate single family residential mortgage loans. As of December 31, 2005, in addition to our corporate offices in Houston, Texas, where we provide many of our banking services, we had 35 community banking offices in Texas, five regional commercial lending offices in Florida, Arizona, Michigan, Pennsylvania and Texas, and mortgage origination offices in 24 states throughout the United States.
Our Strategy
      Our principal growth and operating strategy is to:

•	expand our community banking business, The Franklin Family of Community Banks, by acquiring financial institutions in growing Texas markets outside of metropolitan areas and by establishing new banking offices to complement our existing banking network;

•	increase the scope and profitability of our product lines by expanding our markets and operating in a low cost environment; and

•	continue to build our franchise by providing superior service through qualified and relationship-oriented employees who are “Trusted Financial Advisors” to the communities in which we offer our products.
History
      In August 2001, our founders organized Franklin Bank Corp. as a new Delaware holding company, formerly known as BK2 Inc., for the purpose of creating a Texas based community bank that concentrates on markets outside of the major metropolitan areas of Texas. On April 9, 2002, we acquired our first community bank by acquiring all of the outstanding capital stock of Franklin Bank, S.S.B., which was engaged in traditional community banking activities in the greater Austin, Texas market.
      In December 2003, we completed our initial public offering and began trading on the NASDAQ National Market under the symbol, FBTX. We are currently included in the Russell 2000, Russell 3000, Russell Microcap, Standard and Poor’s SmallCap 600 and the American Community Bankers indexes.
Acquisitions
      Since our formation in August 2001, we have completed the following acquisitions:

		Total			Banking
Date	Acquired	Purchase Price	Assets	Deposits	Offices

December 2005	Five community banking offices	$33.6 million	$11.9 million	$274.7 million	5
July 2005	Elgin Bank of Texas	$23.9 million	$83.7 million	$73.7 million	2
May 2005	First National Bank of Athens	$58.3 million	$206.6 million	$184.9 million	4
December 2004	Cedar Creek Bancshares, Inc.	$24.1 million	$108.1 million	$96.7 million	5
February 2004	Lost Pines Bancshares, Inc.	$7.2 million	$40.6 million	$36.3 million	2
December 2003	Jacksonville Bancorp, Inc.	$68.6 million	$468.0 million	$399.8 million	9
April 2003	Highland Lakes Bancshares Corporation	$18.5 million	$83.6 million	$72.9 million	1
April 2002	Franklin Bank, S.S.B.	$11.2 million	$61.3 million	$58.5 million	2

      We continue to seek opportunities to expand our community banking business by acquiring financial institutions in growing Texas markets outside of metropolitan areas. We believe that these markets have less competition for loans and deposits than the large metropolitan areas. Our focus is on community banks that have a significant share of the market in the communities that they serve. We believe that acquisitions such as these complement our asset strategy and provide an excellent source of deposits, a key component of our growth. When we acquire a financial institution we integrate it as soon as practical. During the integration, we convert their technology platform to ours, expand their products to include those offered by us, reorganize their processes into ours and incorporate them into our marketing strategy.
Business Activities
      Our banking services are concentrated in community banking, commercial lending and mortgage banking product lines. We believe that our profitability and growth is dependent on the growth of our community bank and our commercial lending products. In order to facilitate the expansion of these businesses, we offer a wide variety of community banking and commercial products that allows us to serve our customers both in our communities as well as on a national basis. Our mortgage banking product supports our community banking business. Additionally, we maintain a portfolio of single family mortgages that provides high quality liquid assets for us while we develop our community banking and commercial product lines.

Community Banking
      Our community banking philosophy focuses on relationship banking with an emphasis on lending. A key part of our community banking business is to utilize experienced bankers with extensive ties to the communities that they serve. We focus on providing high-quality personalized service through our bankers, whose goal is to become trusted financial advisors to our customers.
      Our community banking operation offers a wide variety of business and consumer banking products, including checking, money market and savings accounts, certificates of deposit, auto loans, home improvement loans, home equity loans, business loans, commercial real estate loans, construction loans and mortgage loans. We also offer investment services through a relationship with a third party. Currently, our banking network consists of 36 banking offices, 17 in the central Texas area, 18 in east Texas and one in Houston, Texas.
      We intend to grow our community banking activities through acquisitions and the establishment of new banking offices in and around our current communities. We employ competitive pricing targeting individual markets, a full range of lending products that can be tailored to our customers needs and superior service to attract and retain customers. As a result, we have experienced a steady growth in deposits. As of December 31, 2005, total deposits from our community banking products totaled $1.3 billion. Interest expense relating to those deposits represented approximately 15.4% of our total interest expense for the year ended December 31, 2005. Interest income on our community banking products was approximately 11.8% of our total interest income for the same period.

Commercial Lending
      We provide commercial banking services to corporations and other larger business clients that are not in our community banking area. We offer financing for single family builders, commercial real estate, including retail, industrial, office buildings and multi-family properties and mortgage banking warehouse lines. These products are offered through our corporate office in Houston, Texas and regional lending offices located in Dallas, Detroit, Orlando, Philadelphia, and Phoenix. For the year ended December 31, 2005, we derived approximately 22.4% of our total interest income from these lending products. We intend to extend our commercial lending operations to other desirable markets in order to further diversify our portfolio geographically.
      Builder Finance. The focus of our builder lending business is financing of residential development and construction of single-family detached dwellings in established market areas. We have expanded our geographical scope from Texas to include Arizona, California, Colorado, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, North Carolina, Pennsylvania and Washington. We provide builder lines from our corporate offices in Houston, Texas, and our regional lending offices.

      The customers we target for financing are medium to large builders and developers. In order to be approved for a builder line, we require that customers satisfy specific qualification requirements, including reputation in the community, unsold inventory levels, geographic area concentration and other factors. As of December 31, 2005, we had $1.2 billion in committed lines, of which $671.1 million were outstanding.
      This type of lending generally entails a higher degree of risk, including the risk of a general downturn in the local economy where the customer is operating, increases in interest rates and misrepresentation by the builders of the completion status of the home against which loan funds have been drawn.
      We utilize certain lending practices to reduce these risks, including pricing all builder lines based on a risk adjusted return on capital and underwriting them based on debt/net worth, cash flow coverage, loan-to-value and loan-to-cost ratios, interest reserve coverage, experience of management, inventory turnover by subdivision and guarantees. We monitor the ongoing financial condition of the builder and the status of construction by regular review of periodic builder reports and financials and site inspection of the actual construction. We approve draws only after third party on-site inspections and review of subdivision performance and borrowers’ inventory. We believe these requirements reduce the potential for misdirected advances to other areas of the builder’s business.
      Commercial Real Estate. We provide commercial real estate loans, including interim construction loans, for retail, industrial, office buildings, multi-family and other types of income producing properties.
      We have established certain lending practices to reduce our risks relating to these types of loans. These include, but are not limited to, maximum loan-to-value, minimum debt service coverage, physical inspections and the operating experience of the borrower. As of December 31, 2005, we had $179.5 million in commercial real estate loans outstanding.
      Mortgage Banker Finance. We provide small- and medium-sized mortgage companies with credit facilities, including secured warehouse lines of credit and working capital credit lines. Additionally, through our mortgage banking group we may purchase originations by our mortgage banker finance customers for sale into the secondary market. We also offer these companies a complete line of cash management products tailored to their business, including online banking, cash management and custody services. In addition to providing interest income, we expect the mortgage banker finance business to give us a source of deposits generated by our cash management products.
      These loans are subject to the risk that the collateral may be fraudulently or improperly documented. Additionally, mortgage banking companies are generally more thinly capitalized than other commercial borrowers.
      To reduce these risks we have assembled a team of experienced mortgage banker finance professionals to manage this business. We have established the necessary procedures, controls, and systems to operate this business, including taking control of the mortgage collateral, monitoring the age of the collateral supporting the line and requiring paydowns on the line when the collateral on the line exceeds a specified age. As of December 31, 2005, we had $418.3 million in warehouse lines committed of which $173.8 million was outstanding.
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

Mortgage Banking
      Through our mortgage banking activities we originate mortgage loans through two channels, retail and wholesale, and provide support to our community banking business by originating mortgage loans for our customers. The earnings that we derive from our origination channels are based on the interest spread on our mortgage loans held for sale and the gain from the subsequent sale of these loans into the secondary market. For the year ended December 31, 2005, approximately 9.9% of our interest income came from mortgage banking activities.

      Retail Mortgage Origination. We currently originate mortgage loans directly to borrowers through our community banking locations and through our 45 retail mortgage offices located in 24 states throughout the United States. We believe that our retail mortgage office structure provides us with a low fixed cost method of originating mortgage loans. This structure is set up so that each mortgage loan manager is compensated based solely on the mortgage office’s profitability. Through these offices we originated $385.7 million in mortgage loans for the year ended December 31, 2005.
      Wholesale Mortgage Origination. Wholesale mortgage origination refers to the origination of mortgage loans with the assistance of mortgage companies or mortgage brokers. The loans are originated and closed in either our name or, under certain circumstances, the assisting entity’s name with immediate assignment to us. We originate wholesale residential mortgage loans in Texas, California and Tennessee. We believe the wholesale origination of loans represents an efficient way for us to originate loans. During the year ended December 31, 2005, we originated $479.9 million in mortgage loans through our wholesale offices.
      Loan Disposition. We currently sell a majority of the mortgage loans we originate into the secondary market under normal customary terms, and through securitizations. We typically sell fixed-rate loans into the secondary market, but may also from time to time sell adjustable-rate loans. The majority of our sales are made under mandatory delivery agreements with major financial institutions, including FNMA, for whom we are an approved seller/servicer, and Countrywide Home Loans Inc. We generally sell the servicing rights to our loans when we sell the loans, except where there are cross-selling opportunities to community banking customers. During the year ended December 31, 2005, we sold into the secondary market $709.6 million in originated single family mortgage loans.

Single Family Mortgage Portfolio
      Our single family mortgage portfolio provides high quality liquid assets for us while we develop our community banking and commercial product lines. We acquire mortgage loans through correspondent relationships we have with financial institutions, mortgage companies and mortgage brokers. When acquiring loans on a correspondent basis, we commit to purchase the loans based upon predetermined and agreed upon criteria. For the year ended December 31, 2005, we purchased approximately $1.2 billion of single family mortgage loans and intend to continue to purchase on an opportunistic basis recently originated loans from larger financial institutions, mortgage companies and investment banks. These purchases allow us to obtain high quality liquid residential mortgage loans for our portfolio that can be reduced as our community banking and commercial loans increase. For the year ended December 31, 2005, approximately 49.8% of our interest income came from this portfolio.
Underwriting and Risk Management
      We originate and purchase loans in accordance with the underwriting criteria described below. Generally, our underwriting guidelines are designed to help us evaluate a borrower’s credit history and capacity to repay the loan, the value of the property, if any, that will secure the loan, and the adequacy of such property as collateral for the loan.
      Currently, we underwrite every loan we originate or purchase, other than certain purchased single family loans that contain homogeneous characteristics and representations and warranties from the seller/servicer. This means we thoroughly review the borrower’s credit history, financial documents and appraisal for accuracy and completeness. Our underwriting standards are applied in accordance with applicable federal and state laws and regulations.
      For builder lines, commercial real estate loans and commercial loans, we focus on a borrower’s ability to make principal and interest payments and the value of the collateral securing the underlying loans using underwriting criteria such as debt/net worth, cash flow coverage, experience of management and guarantees. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans.

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
      Purchased single family mortgage loan packages are reviewed through an internally developed report that identifies risk factors for each loan included in the loan package. Included in the data elements that are viewed as risk factors; loans with loan-to-value, or LTV, greater than 80% with no mortgage insurance, LTV greater than 90%, loan amount greater than $650,000 with LTV greater than 65%, condominium with LTV greater than 75%, cash out refinances with LTV greater than 75%, 3 or 4 unit properties, second liens and borrowers with Fair Isaac & Co., or FICO, scores less than 660. Individual loans in a loan package where multiple risk factors are identified with no mitigating factors will be underwritten to determine if any mitigating factors exist or will be removed from the loan package. Any loan with a principal balance equal to or greater than $1.0 million will be underwritten. Additionally, loans where property values have increased by 15% over the past one to two years will be reviewed for mitigating factors, such as LTV and FICO scores. Our management credit committee is presented with and approves the level of underwriting on each loan package.
      A management credit committee appointed by the bank’s board of directors sets our underwriting guidelines and credit policies. The bank’s management credit committee consists of the bank’s Chief Executive Officer, the Chief Credit Officer, the Chief Financial Officer, the Managing Director — Mortgage Banking, the Managing Director — Commercial Lending, the Managing Director — Administration, the Managing Director — Central Texas, the Managing Director — East Texas, the Senior Vice President — Underwriting, the Senior Vice President — Deputy Credit Officer, Senior Vice President — Regional Credit Officer, Senior Vice President — Commercial Real Estate and one rotating loan officer. The committee approves or ratifies all loans except for single family originated loans, approves all other loan funding or loan packages exceeding certain dollar amounts and reports to the board of directors at regularly scheduled meetings.
      Generally, loans to community banking customers can be approved by the loan officer and the Managing Director of the region up to $250,000 if secured and $100,000 if unsecured. Builder lines, commercial real estate and mortgage banker finance lines less than $5 million and business loans less than $2 million can be approved by the individual loan officer or senior underwriter, the product’s managing director plus either the bank’s Chief Executive Officer or the Chief Credit Officer. All loans that are approved outside of the management credit committee must be ratified the month following approval at a regularly scheduled meeting.
      All loans exceeding the above limits, except for single family loans, must be recommended by the loan officer and the relevant managing director and be approved by the regional management credit committee or the management credit committee. Loans greater than $5 million, except for builder lines, commercial real estate, mortgage banker finance lines and consumer loans where the limit is $15.0 million, $10.0 million, $15.0 million and $1 million, respectively, must be approved by the bank’s board of directors’ credit committee. Additionally, single family mortgage loan packages greater than $50.0 million must be approved by the bank’s board of directors. The Chief Credit Officer or any two members of the management credit committee may nevertheless disapprove a loan that satisfied the bank’s general underwriting standards.
      The bank’s board of directors credit committee is comprised of Lewis S. Ranieri, Alan E. Master, John B. Selman, David M. Golush and Anthony J. Nocella.
      In addition to applying standard criteria and a centralized approval process to ensure loans are thoroughly underwritten, we also tie our loan production managers’ compensation to profitability by compensating them for profitability and not just the volume of the loans they originate. We believe this will result in our originated loans being of a higher quality than if the managers’ compensation were tied solely to loan volume.

      Finally, in order to monitor our overall credit exposure, we have established a bank risk management committee that is appointed by the bank’s board of directors to provide an oversight function for the credit review and risk management process. The bank’s risk management committee is comprised of the bank’s Chief Executive Officer, the Chief Credit Officer, the Chief Financial Officer, the Managing Director — Mortgage Banking, the Managing Director — Administration, the Managing Director — Commercial Lending, the Managing Director — Central Texas, the Managing Director — East Texas, the Vice-President — Administration and a Senior Vice President — Finance. This committee is charged with the review of asset classifications, review of individual portfolio risks (including loan type concentrations, loan size, geographic concentrations, and demographic and economic conditions), and approval of the methodology and level of the allowance for loan losses. This committee monitors delinquencies, specific loan performance and negative or adverse economic trends. The committee monitors our geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to the lesser of 35% of assets or 600% of regulatory capital, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region other than Texas. The committee also monitors the interest rate resets and periodic interest rate caps on our adjustable single family mortgage loans.
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
      We also compete for funding. We compete at our 35 banking offices for loans and deposits from local customers. We also must compete nationwide for deposits to fund our lending activities. We compete for deposits with thrifts, commercial banks and credit unions and our deposit products must compete with the investment products offered by a broad variety of financial institutions including thrifts, commercial banks, credit unions, brokerage firms, investment banks, insurance companies and other financial services companies, many of which are substantially larger and have more resources than us.
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
Regulation and Supervision
      The company and FBC Holdings, LLC (formerly BK2 Holdings, Inc.), its intermediate subsidiary, are registered savings and loan holding companies and are subject to Office of Thrift Supervision, or OTS, and Texas Department of Savings and Mortgage Lending, or TDSML, regulation, examination, supervision and reporting requirements.
      The bank is a Texas-chartered, federally-insured state savings bank and is subject to the regulation, examination and reporting requirements of the TDSML. The Federal Deposit Insurance Corporation, or FDIC, also has regulatory and examination authority respecting the bank. The bank’s deposits are insured by the FDIC through the Bank Insurance Fund, or BIF. As a subsidiary of a savings and loan holding company, the bank is also subject to certain federal and state restrictions in its dealings with the company and affiliates thereof.
      The bank is a member of the Federal Home Loan Bank, or FHLB, of Dallas, which is one of 12 regional FHLBs that administer programs in support of the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It makes loans (i.e., advances) to members in accordance with policies and procedures established by its Board of Directors. The bank is required to maintain between 0.05% and 0.30% of its assets at each December 31 in FHLB of Dallas capital stock, which is a member’s minimum required investment, plus between 3.50% and 5.00% of its advances outstanding. At December 31, 2005, the FHLB of Dallas had set the minimum required investment at 0.09% of assets and the advance requirement at 4.10%. At December 31, 2005, the bank held $80.3 million in FHLB of Dallas capital stock, compared to its requirement of $79.4 million.
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

The Company
      Overview. The company has elected to treat the bank as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act, or HOLA. As a result, the company is a registered savings and loan holding company and subject to the regulation, examination, supervision and reporting requirements of the OTS and TDSML. The company must file a quarterly report with the OTS that describes its financial condition.
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

      In evaluating an application by a holding company to acquire a saving association, the OTS must consider the financial and managerial resources and future prospects of the holding company and savings association involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors. Acquisitions which result in a savings and loan holding company controlling savings associations in more than one state are generally prohibited, except in supervisory transactions involving failing savings associations or based on specific state authorization of such acquisitions. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s voting stock may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.
      Capital and Indebtedness. The OTS does not impose either consolidated or unconsolidated regulatory capital requirements on thrift holding companies but rather evaluates capital adequacy on a case-by-case basis. The OTS identifies in its examination process the extent to which the holding company utilizes debt (including hybrid instruments, such as trust preferred securities) to fund the financial institution’s operations and the degree to which the parent thrift holding company relies upon the financial institution to provide cash flow for debt service. The holding company used trust preferred securities as a source of funding during 2005, and is now required to notify the OTS prior to any proposed issuance or renewal of any current lines of credit (including hybrid securities), or guarantee of any debt. Upon notification, the holding company must wait 30 days, or until the OTS advises the holding company that it does not object, before proceeding. This requirement only applies to borrowings having specific terms and not to liabilities incurred in the ordinary course.
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
      Texas Regulations. Under the Texas Savings Bank Act, or TSBA, each registered holding company, such as the company, is required to file reports with the TDSML as required by the Texas Savings and Mortgage Lending Commissioner, or the Commissioner, and is subject to such examination as the Commissioner may prescribe.

The Bank
      The bank is required to file reports with the TDSML and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as any merger or acquisition with another institution. The regulatory system to which the bank is subject is intended primarily for the protection of the deposit insurance fund and depositors, not stockholders. The regulatory structure also provides the TDSML and the FDIC with substantial discretion in connection with their supervisory and enforcement functions. The TDSML and the FDIC conduct periodic examinations of the bank in order to assess its compliance with federal and state regulatory requirements. As a result of such examinations, the TDSML and the FDIC may require various corrective actions.
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
      Leverage Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets, as defined, for the most highly-rated, state-chartered, FDIC-supervised banks and a minimum 4.0% ratio of Tier 1 capital to total assets, as defined, for all other state-chartered, FDIC-supervised banks. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. As of December 31, 2005, the minimum leverage capital ratio for capital adequacy purposes for the bank was 4.0% and its actual leverage capital ratio was 6.33%.
      Risk-Based Capital Requirements. The risk-based capital requirements contained in FDIC regulations generally require the bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%.
      For purposes of the risk-based capital requirements, “total capital” means Tier 1 capital plus supplementary (or Tier 2) capital, so long as the amount of supplementary (or Tier 2) capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary (or Tier 2) capital includes, among other things, cumulative perpetual preferred stock, non-cumulative perpetual preferred stock where the dividend is reset periodically, long-term preferred stock (original maturity of at least 20 years), mandatory convertible subordinated debt, perpetual subordinated debt and mandatory redeemable preferred stock. Intermediate-term preferred stock and other subordinated debt is includable in Tier 2 capital up to 50% of Tier 1 capital. The allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets is included in Tier 2 capital, as are certain unrealized gains in equity securities and unrealized gains or losses in other assets. To determine the amount of capital required, assets and certain off-balance sheet items are assigned to various categories, with each category having a different “risk weighting.” As of December 31, 2005, the bank’s Tier 1 capital to risk-weighted assets ratio was 9.92% and its total risk-based capital to risk weighted assets ratio was 10.41%.
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
      The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. A decrease in the bank’s capital ratios or the occurrence of events that have an adverse effect on the bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the bank, which would adversely affect the bank’s earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the BIF. The current range of BIF assessments is between 0% and 0.27% of deposits because the BIF reserve ratio was greater than 1.25% when the ratios were set. The BIF reserve ratio was 1.26% as of June 30, 2005, the latest date for which complete data is available. If the ratio were to fall below 1.25%, the FDIC would consider whether to levy higher assessments. In February 2006 the Deposit Insurance Reform Act of 2005, or Deposit Reform Act, was enacted. The Deposit Reform Act consolidates the BIF and Savings Association Insurance Fund, or SAIF, into the Deposit Insurance Fund, or DIF, effective June 1, 2006, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to offset future inflation. The FDIC must adopt new regulations or revise existing regulations to implement the Deposit Reform Act. Current regulations will remain valid until they are replaced.
      Federal law aimed at recapitalizing the SAIF requires, among other things, that banks insured under the BIF pay a portion of the interest due on bonds that were issued to replace funds paid out for the failure of insured thrifts by the Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the BIF rate was 0.0134% of deposits for the fourth quarter of 2005 and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions.
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
      Qualified Thrift Lender Test. The bank is required to meet a qualified thrift lender test under both federal and state law. This test requires a savings bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. As of December 31, 2005, the bank met the test.
      Under federal law, any savings association (including a state savings bank that is treated as a savings association under Section 10 of HOLA) that fails to meet the qualified thrift lender test must convert to a bank charter, other than a savings bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. However, any savings bank which the OTS has deemed to be a savings association upon application by such bank, such as the bank, is precluded from requalifying for five years. Because of the five-year ban on requalification, a state savings bank that fails the OTS test must divest all investments and cease all activities not permissible for a national bank within three years. Within one year after such failure, the holding company of a state savings bank must register with the Federal Reserve Board as a bank holding company and become subject to all restrictions on bank holding companies administered by the Federal Reserve Board. New investments and activities are immediately limited to those permissible for both a savings association and a national bank. The savings bank is also limited to national bank branching rights in its home state. In addition, the savings bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits on payment of dividends.
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
      Potential Enforcement Actions. Insured depository institutions and their institution-affiliated parties may be subject to potential enforcement actions by the FDIC and the TDSML for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. The OTS may also bring enforcement actions based on its supervision of the company as a savings and loan holding company or on its regulation of capital distributions by the bank. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA.
      Liquidity. The bank is required to maintain a balance of “liquid assets” (cash, excess balances in a Federal Reserve Bank, and other readily marketable investments, including unencumbered federal government sponsored enterprises) equal to 10% of average daily deposits for the most recently completed calendar quarter. As of December 31, 2005, the bank was in compliance with this requirement.
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
      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. As of December 31, 2005, the bank was in compliance with such requirements.
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
      Texas Savings Bank Law. As a Texas-chartered savings bank, the bank is subject to regulation and supervision by the TDSML under the TSBA. The TSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors and officers as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the bank and its affairs. In addition, the TDSML is given extensive rulemaking power and administrative discretion under the TSBA, including authority to enact and enforce rules and regulations.
      The bank is required under the TSBA to comply with certain capital requirements established by the TDSML. The TSBA also restricts the amount the bank can lend to one borrower to that permitted to national banks, which is generally not more than 15% of the bank’s unimpaired capital and unimpaired surplus and, if such loans are fully secured by readily marketable collateral, an additional 10% of unimpaired capital and unimpaired surplus. The TDSML generally examines the bank once every year and the current practice is for the TDSML to conduct a joint examination with the FDIC. The TDSML monitors the activities of the bank by requiring that the bank seek the TDSML’s approval for certain transactions, such as the establishment of additional offices, a reorganization, merger or purchase and assumption transaction, changes of control, or the issuance of capital obligations. The TDSML may intervene in the affairs of a savings bank if the savings bank, or its director, officer or agent has engaged in an unsafe and unsound practice, violated the savings bank’s articles of incorporation, violated a statute or regulation, filed materially false or misleading information, committed a criminal act or a breach of fiduciary duty, or if the savings bank is, or is in imminent danger of becoming, insolvent.

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
      The Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003, or FACT, makes permanent the preemption of state laws contained in FCRA. In addition to preemption, FACT also imposes new requirements, including new restrictions on information sharing with affiliates for the purpose of making marketing solicitations, new consumer protection measures in the area of identity theft, and a new requirement to provide a notice of action taken when a consumer is offered credit that is materially less favorable than the most favorable terms available to a substantial proportion of a lender’s customers. FACT also gives consumers the right to see their credit score and to receive a free annual copy of their credit report.
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
      The Community Reinvestment Act. The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess the institution’s record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. To evaluate large retail institutions, the agencies apply three tests — the lending, investment, and service tests — to determine an overall CRA rating for the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” A bank receiving a “satisfactory” or better rating is deemed in compliance with the CRA.
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
Employees
      As of December 31, 2005, all of our 710 employees were employed by the bank. We have entered into an arrangement with Administaff Companies II, L.P., to provide personnel management services to us. This service is provided through a co-employment relationship between us and Administaff, under which all of our employees are employed by both us and Administaff, and we have outsourced our human resources function to Administaff.
Executive Officers of the Registrant
      The names, ages as of December 31, 2005, recent business experience and positions or offices held by each of the executive officers of Franklin Bank Corp are as follows:

Name	Age	Current Position and Recent Business Experience

Anthony Nocella	64	Director of Franklin Bank Corp, President and Chief Executive Officer of Franklin Bank Corp. and Chairman, Chief Executive Officer and President of Franklin Bank, S.S.B. since April 2002. Previously was Vice Chairman, Director of Bank United Corp. and was Chief Financial Officer of Bank United Corp. from 1988 until its merger with Washington Mutual in 2001.
Andy Black	53	Managing Director — Central Texas of Franklin Bank, S.S.B. since December 2005. Previously was associated with JP Morgan Chase and predecessors from 1990 to December 2005.
Daniel Cooper	48	Managing Director — Lending and Mortgage Banking of Franklin Bank, S.S.B. since April 2002. Previously was Managing Director and Senior Vice President of Secondary Marketing and Portfolio Management for Bank United from 1991 until its merger with Washington Mutual in 2001.
Michael Davitt	56	Managing Director — Commercial Lending of Franklin Bank, S.S.B. since May 2002. Previously was Managing Director of Commercial Lending at Bank United from 1990 until its merger with Washington Mutual in 2001.
Max Epperson	63	Chief Credit Officer of Franklin Bank, S.S.B. since March 2004. Previously was Executive Vice President of Washington Mutual in charge of Commercial Real Estate Lending for the central and western U.S. from 2001 to 2003. Prior to that was Managing Director of Residential Construction Lending for Bank United from 1994 to 2001.
Glenn Mealey	43	Managing Director — Administration of Franklin Bank, S.S.B. since April 2002. Previously was Senior Vice President and Managing Director of Investment Banking at Bank United from 2000 until its merger with Washington Mutual in 2001. Prior to that Mr. Mealey was Managing Director of Healthcare at Paribas from 1994 to 2000.
Russell McCann	49	Chief Financial Officer and Treasurer of Franklin Bank Corp. and Chief Financial Officer of Franklin Bank, S.S.B. since April 2002. Previously was Senior Vice President and Treasurer of Bank United Corp. until its merger with Washington Mutual in 2001.
Jan Scofield	50	Managing Director — Technology of Franklin Bank, S.S.B. since April 2002. Previously was Vice President in eCommerce and Alternative Delivery Systems with Bank United from 1999 until its merger with Washington Mutual in 2001. Prior to that was IT Manager for the Electronic Commerce Resource Center since 1997.
Russell Workman	61	Managing Director — East Texas and a member of Franklin Bank, S.S.B. board of directors since June 2005. Previously served as the President and Chief Executive Officer of the First National Bank of Athens from 1994 until its acquisition by us.

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

Item 1A.	Risk Factors
      An investment in our common stock involves a number of risks. We describe below the material risks and uncertainties that affect our business. Before making an investment decision, you should carefully consider all of these risks and all other information included or incorporated in this report. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks occur, our financial condition, liquidity, and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or a part of your investment.
Risks Associated with Franklin

We may be unable to successfully continue to implement our growth business strategy, which may adversely affect our future prospects and financial performance.
      Our strategic plan is directed toward enhancement of our return to our stockholders through a significant increase in our asset size, the increase in new customer deposit accounts, the expansion of our niche loan products and expansion into growing markets outside metropolitan areas in Texas. This requires:

•	that we find attractive market opportunities so that we may profitably execute our strategic plan;

•	that we continue to profitably build our products to provide us with the revenue to support our expansion;

•	the use of a substantial amount of more rate sensitive “brokered” deposits to fund our asset growth. Brokered deposits are deposits that we obtain from or through a deposit broker. Such deposits constituted approximately 41% of our total deposits as of December 31, 2005;

•	that we identify, hire and retain qualified employees, and maintain the information systems, necessary to manage our growth; and

•	continued compliance with regulatory requirements applicable to our business.
      Changes in the general and regional economic environment, such as an increase in mortgage rates or a decline in the housing market, may prevent us from originating or purchasing loans in volumes and on terms sufficient to support our strategic plan. Changes in general market conditions may materially and adversely affect our ability to find the necessary funding to support our growth. In addition, we may be unable to find and retain additional staff necessary to support our anticipated growth in our business activities, and the information systems supplied by our vendors may be inadequate to support this growth. Finally, because we are a highly regulated institution, our growth strategy could raise regulatory concerns that could in turn prevent us from implementing all or part of our strategic plan.
      Any of these developments could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to identify and acquire other financial institutions and successfully integrate our business with those of the companies that we have acquired or acquire in the future, our business and earnings may be adversely affected.
      We intend to grow by acquisitions, including but not limited to the acquisition of other financial institutions, branch offices and loan portfolios. Since our acquisition of Franklin Bank, we have considered and entered into discussions regarding potential acquisitions. On April 30, 2003, we completed the acquisition of Highland Lakes Bancshares Corporation, located in Kingsland, Texas. On December 30, 2003, we completed the acquisition of Jacksonville Bancorp, Inc. for approximately $67.7 million in cash. On February 29, 2004, we completed the acquisition of Lost Pines Bancshares, Inc. for approximately $6.9 million in cash. On December 4, 2004, we completed the acquisition of Cedar Creek Bancshares, Inc. for approximately $11.3 million in cash and $12.3 million in our common stock. On May 9, 2005, we completed the acquisition of The First National Bank of Athens for approximately $43.5 million in cash and $14.3 million in our common stock. On July 15, 2005, we completed the acquisition of Elgin Bank of Texas for approximately $11.7 million in cash and $11.9 million in our common stock. On December 2, 2005, we completed the purchase of five banking offices located in the following Texas cities: Beaumont, Groves, Nederland, El Campo and Wharton for a purchase premium of approximately $33.6 million. We intend to continue to consider other potential acquisition opportunities in the future. Other potential future transactions may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. However, no assurance can be given that we will be able to successfully make such acquisitions on terms acceptable to us.
      The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our growth strategy. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions will be subject to regulatory approval, and we may be unable to obtain such approvals. In addition, some acquisitions will likely require us to consolidate data processing operations, combine employee benefit plans, create joint account and lending products and develop unified marketing plans, which could increase our operating costs significantly.
      Furthermore, our ability to grow through acquisitions will depend on our maintaining sufficient regulatory capital levels and on general and regional economic conditions. We may also elect to finance future acquisitions with debt financings, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our stockholders. There can be no assurance that we will be able to arrange adequate financing for any acquisitions on acceptable terms.
      Our ability to successfully integrate the Athens transaction and other future transactions, will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We cannot assure you that we will be able to integrate our operations without encountering difficulties, such as the loss of key employees and customers, the imposition of regulatory restrictions, the disruption of our ongoing business or possible inconsistencies in standards, controls, procedures and policies. The integration process also may require significant time and attention from our management that would otherwise be directed at developing our existing business. Estimated cost savings projected to come from various areas that we identified through our due diligence and integration planning process may not materialize. If we have difficulties with any of these integrations, we might not achieve the economic benefits we expect to result from these acquisitions and this would likely hurt our business and our earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of these operations, and may not realize expected cost savings from these acquisitions within the expected time frames.

We have a limited operating history, which makes it difficult to predict our future prospects and financial performance.
      We have only been operating as the holding company for Franklin Bank since April 10, 2002. Due to this limited operating history, it may be difficult to evaluate our business prospects.

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely affect our growth strategy and prospects.
      Our ability to implement our business strategy will depend on our ability to obtain funding for acquisitions, loan originations, working capital and other general corporate purposes.
      We do not anticipate that our community banking and commercial deposits will be sufficient to meet our funding needs. We therefore rely on wholesale and brokered deposits, Federal Home Loan Bank advances and other wholesale funding sources to obtain the funds necessary to implement our growth strategy. Because these funds generally are more sensitive to rates than community banking deposits, they are more likely to move to the highest rate available.
      To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our reliance on brokered deposits to fund our growth may substantially increase our funding costs. In addition, regulatory constraints may limit our ability to acquire these deposits.
      Brokered deposits, which are more sensitive to changes in interest rates than are community banking deposits, constituted approximately 41% of our total deposits at December 31, 2005. Brokered deposits are priced based on the current general level of interest rates and, unlike retail deposits, do not take into account regional pricing. Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs. In addition, if our capital levels were to fall below “well capitalized” under the Prompt Corrective Action standards of the Federal Deposit Insurance Corporation, or FDIC, our ability to accept, renew or roll over these deposits would be subject to our receiving a waiver from the FDIC. Furthermore, we would be limited on the rate that we could pay for these deposits to 75 basis points over the effective yield on deposits that we offer in our normal market area or the national rate for deposits of comparable maturity. Failure to receive a waiver from the FDIC, if required, would have a material adverse impact on our financial condition, results of operations and cash flows.

Our small business, commercial real estate and consumer loan portfolios have significant geographic concentration and an economic slowdown or depressed real estate market in our primary markets could be detrimental to our financial condition.
      A substantial portion of our small business, commercial real estate and consumer loans are to customers located in Travis, Bastrop, Llano, Cherokee, Gregg, Henderson, Panola and Smith Counties in Texas. Most of these loans are secured by real estate in these counties. In addition, since the completion of the purchase in December 2005 of five banking offices in Jefferson and Wharton counties located near the Texas Gulf Coast, our operations in those areas are susceptible to damage associated with hurricanes, such as high winds, flooding, tornados and similar risks. The occurrence of a major hurricane on the Texas Gulf Coast could materially and adversely affect our business and results of operations in the areas affected by such storm.
      A deterioration in economic conditions in these counties could have a material adverse effect on the quality of these portfolios and the demand for our products and services. In addition, during periods of economic recession, we may experience a decline in collateral values and an increase in delinquencies. Accordingly, the ultimate collectability of a substantial portion of our commercial loan portfolio is susceptible to economic changes in these markets. A significant downturn in the real estate market in these areas would be detrimental to our financial condition.
      In addition, if any of these developments were to result in losses that materially and adversely affected Franklin Bank’s capital, we and Franklin Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

Our loan portfolio may be significantly affected by the economy of California.
      As of December 31, 2005, approximately 26.6% of the principal amount of our loan portfolio was secured by properties located in California. Consequently, our financial condition, results of operations and cash flows are likely to be significantly affected by economic conditions in California, particularly those affecting the residential real estate markets. In addition, mortgaged properties in California may be particularly susceptible to certain types of uninsurable hazards, such as earthquakes, floods, mudslides or other natural disasters. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, in California could materially and adversely affect the value of the mortgaged properties located there and increase the risk of delinquency, foreclosure, bankruptcy or loss on mortgage loans in our portfolio. These events could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to continue to purchase single family loans in bulk from the entities with which we currently have correspondent relationships, or other entities, our business and financial results may suffer.
      Our single family mortgage loans held for investment grew by $283.2 million to $2.6 billion at December 31, 2005, from $2.3 billion at December 31, 2004. This growth is attributable to the purchase of

$1.2 billion, and the origination of $865.6 million, of single family mortgage loans. The single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for approximately 67% of total purchases, Residential Funding Corp., which accounted for 15%, and Morgan Stanley, which accounted for approximately 12% of total purchases, during the year ended December 31, 2005. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. If we are unable to continue to purchase single family loans in bulk from these or other entities our business and financial results may suffer.

The majority of our single family loan portfolio consists of newly originated loans which may cause our loan portfolio to experience increased losses as the loans season.
      At December 31, 2005, approximately 89% of our single family loan portfolio was comprised of single family mortgage loans that are less than three years old. Losses on single family mortgage loans generally occur after the loans are three years old. Therefore, we may experience a significant increase in losses on our single family mortgage loans as these loans age, and we may have to increase our allowance for credit losses accordingly. This may have a material adverse impact on our financial condition, results of operations and cash flows.

We are subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, mortgage brokers, correspondents or other third parties.
      We rely heavily upon information supplied by third parties, including the information contained in loan applications, property appraisals, title information and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. Additionally, our mortgage banker finance product poses a particular risk of losses due to fraudulently or improperly documented collateral. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than we had expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the loan applicant, the mortgage broker or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it has been sold prior to detection of the misrepresentation. After a loss from a misrepresentation occurs, the source is often difficult to locate, and it is often difficult to recover any of the monetary losses we have suffered.
      Although we have controls and processes designed to help us identify misrepresentations contained in information furnished to us in our loan origination operations, we cannot assure you that we have detected or will detect all misrepresentations in our loan origination operations.

We are subject to losses resulting from the nature of our mortgage banker finance borrowers.
      The small- and medium-sized mortgage companies to which we market our mortgage banker finance products generally tend to be more thinly capitalized than are other commercial borrowers, which increases the risk that these borrowers will become over-leveraged or experience cash flow difficulties. Therefore, our lending in this product exposes us to an increased risk that our borrowers may experience financial difficulties and be unable to perform as required under their loans, which could have a material adverse effect on our financial condition, results of operations and cash flows. As of December 31, 2005, we had $418.3 million in warehouse lines committed, of which $173.8 million was outstanding.

Our business is subject to interest rate risk and variations in interest rates may adversely affect our financial performance.
      The majority of our assets and liabilities are monetary in nature and subject us to significant risk from changes in interest rates. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Based on our one-year cumulative interest rate gap at December 31, 2005 of negative $231.6 million, an increase in the general level of interest rates may adversely affect our net yield on interest-earning assets since our interest-bearing liabilities reprice faster than our interest earning assets. In addition, due to the periodic caps which limit interest rate changes on our mortgage-backed securities and loans that pay interest at adjustable rates, an increase in rates greater than the periodic interest rate caps on these loans, usually 2% per year, may adversely affect our interest income earned on these assets. It is quite possible that significant changes in interest rates may take place in the future, although we cannot predict the nature or magnitude of such changes or how such changes may affect our business.
      Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results.
      Our profitability is dependent to a large extent on our net interest income. Net interest income is the difference between:

•	interest income on interest-earning assets, such as loans and investment securities; and

•	interest expense on interest-bearing liabilities, such as deposits.
      Fluctuations in interest rates are not predictable or controllable. Changes in interest rates can have differing effects on various aspects of our business, particularly on our net interest income and the cost of purchasing residential mortgage loans in the secondary market. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce our net interest income.
      Additionally, in periods of rising interest rates mortgage loan originations typically decline, depending on the overall performance of the economy. To the extent that our mortgage originations decline, our income from mortgage originations may also decline.

Our mortgage origination activities are subject to interest rate risk that may adversely affect our earnings.
      We originate single family mortgage loans to be sold into the secondary market. As part of this process we may commit to an interest rate to the borrower prior to selling the loan into the secondary market. In order to mitigate the risk that a rise in market interest rates will cause a decline in the value of the loan, we may enter into forward sales agreements at the time the loan’s interest rate is set. We enter into these forward sales agreements based on the amount of the loans we have committed to make at a particular interest rate and the amount of these commitments we expect to fund. Because we use an estimate of the amount of loans that we expect to close, actual funding amounts may vary. We tend to close a higher percentage of loans with committed interest rates lower than the current market and lower percentages of loans that have a committed interest rate greater than the current market. These variances may have a negative effect on our earnings. In addition, because the forward sales agreements may be executed at different rates than the loan commitment, these agreements may not respond to changes in interest rates to the same degree as the mortgage loan. As of December 31, 2005, we had $26.3 million in fixed rate mortgage loans with committed rates that had not closed and $29.2 million in forward sales agreements allocated to these commitments based on an expected close rate of 65%.

We face strong competition from other financial institutions and financial service companies offering services similar to those offered by us, which could hurt our business.
      The banking business is highly competitive, and our profitability will depend principally upon our ability to compete in the markets in which our banking operations are located. We compete with thrifts, commercial banks, credit unions, mortgage companies, specialty finance companies, brokerage firms, investment banks, insurance companies and other financial services companies which may offer more favorable financing than we offer. Most of these competitors are more established than we are and have greater financial and other resources. We can give you no assurance that we will be able to compete effectively as we seek to implement our growth strategy.
      Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage and other lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws affecting mortgage lenders, including so-called state “predatory lending” laws directed at certain residential mortgage loans that are defined as “high cost” and that have other features found objectionable in such state legislation. Accordingly, Franklin Bank, as a state chartered savings bank, may be subject to state legal requirements and legal risks under state laws to which federally chartered competitors are not subject and this disparity may have the effect of giving those entities legal and competitive advantages.

We are subject to extensive regulation and supervision that could materially and adversely affect our financial performance.
      Savings and loan holding companies and Texas state savings banks operate in a highly regulated environment and are subject to extensive supervision and examination by several state and federal agencies.
      We are subject to examination and supervision by the Office of Thrift Supervision, or OTS, since we elected to be treated as a savings and loan holding company. It is possible that the OTS may adopt additional limitations on savings and loan holding companies, although the OTS has not proposed any specific limitations at this time.
      Franklin Bank, as a Texas state savings bank, is subject to regulation and supervision by the Texas Savings and Loan Department, or TSLD. Franklin Bank is also regulated by the FDIC, as administrator of the Bank Insurance Fund, or BIF, and with respect to capital distributions, by the OTS. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of investors.
      We are subject to changes in federal and state laws, as well as changes in regulations and governmental policies, income tax laws and accounting principles. The effects of any potential changes cannot be predicted but could materially and adversely affect our business and operations. In particular, because we have a high-growth strategy, this regulatory environment could have a material adverse effect on our financial condition, results of operations and cash flows if any of these agencies determines that we must change our strategy or otherwise imposes additional restrictions or requirements that limit our business flexibility.

We are dependent on key individuals and on our continued ability to attract qualified and experienced personnel. The loss of one or more of these key individuals, or our inability to continue to attract such personnel, could curtail our growth and materially and adversely affect our prospects.
      We are dependent on certain members of our management, including Anthony J. Nocella, our President and Chief Executive Officer, Daniel E. Cooper, our Managing Director of Mortgage Banking, and Michael Davitt, our Managing Director of Commercial Lending. The unexpected loss of any of these members of management could have a material adverse effect on us.
      Our success also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel. We currently do not have employment agreements or non-competition agreements with any of our existing loan officers and the loss of the services of several of such key personnel could materially and adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel. Competition for loan officers is strong within builder finance, mortgage banker finance and mortgage banking industries and we may not be successful in attracting or retaining the personnel we require.

Our allowance for credit losses may be insufficient to cover actual losses, which could materially and adversely affect our financial performance.
      Our allowance for credit losses was $13.4 million, or 0.35% of total loans outstanding and 51.3% of non-performing loans, as of December 31, 2005. Significant increases to the allowance for credit losses may be necessary if material adverse changes in general economic conditions occur and the performance of our loan portfolio deteriorates.

      In addition, if we had to foreclose on assets, additional adjustments may be necessary to ensure that the foreclosed assets are carried at the lower of cost or fair value, less estimated cost to dispose of the foreclosed assets. As a part of their examinations, the FDIC and TDSML periodically review Franklin Bank’s estimated losses on loans and the carrying value of our assets. Increases in the provision for credit losses and other real estate owned could materially and adversely affect our financial condition, results of operations and cash flows.

An interruption in or breach of our information systems may result in lost business.
      We rely heavily on communications and information systems furnished by third party service providers to conduct our business. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our financial condition, results of operations and cash flows.

We rely on information system technology from third party service providers, and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.
      We rely on third party service providers for much of our information technology systems, including customer relationship management, general ledger, deposit, servicing and loan origination systems. If any of these third party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

We are exposed to environmental liabilities with respect to properties to which we take title.
      In the course of our business, we may foreclose on and take title to residential and commercial properties and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our financial condition, results of operations and cash flows could be materially and adversely affected.
Risks Associated with an Investment in Our Common Stock

The market price and trading volume of our common stock may be volatile.
      On December 18, 2003, we completed an initial public offering of our common stock, which is listed on the Nasdaq National Market. While there has been an active trading market in our common stock since the initial public offering, we cannot assure you that an active trading market in our common stock will be sustained.
      Even if active trading of our common stock continues, the market price of the common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which the shares were acquired. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could adversely affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated fluctuations in our results of operations;

•	failure to be covered by securities analysts, or failure by us to meet securities analysts’ expectations;

•	success of our operating strategies;

•	realization of any of the risks described in this section;

•	prevailing interest rates;

•	decline in the stock price of companies that are our peers; or

•	general market and economic conditions.
      Because we are a relatively new public company, and prior to our initial public offering there was no active trading market in our common stock, these fluctuations may be more significant for us than they would be for a company whose stock has been publicly traded over an extended period of time.
      In addition, the stock market has experienced in the past, and may in the future experience extreme price and volume fluctuations. These market fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

We currently do not intend to pay any dividends on our common stock. In addition, our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gains for the foreseeable future.
      We currently do not intend to pay any dividends on our common stock. In addition, since we are a holding company with no significant assets other than Franklin Bank, we depend upon dividends from Franklin Bank for all of our revenues. Accordingly, our ability to pay dividends depends upon our receipt of dividends or other capital distributions from Franklin Bank.
      Additionally, we are restricted from paying any dividends on our common stock if an event of default has occurred on our junior subordinated notes.
      Franklin Bank’s ability to pay dividends or make other capital distributions to us is subject to the regulatory authority of the TDSML, the OTS and the FDIC. Under Texas law, a Texas state savings bank is permitted to pay dividends out of current or retained income, although the TDSML reserves the right to restrict dividends for safety and soundness reasons. As of December 31, 2005, Franklin Bank could have paid approximately $61.0 million in dividends without the prior approval of the OTS.
      “Capital distributions” regulated by the OTS include:

•	distributions of cash or other property to owners made because of their ownership (but not including stock dividends);

•	payments by a savings association or savings bank holding company to repurchase or otherwise acquire its shares or debt instruments included in total capital;

•	direct or indirect payments of cash or property made in connection with a restructuring, including payments to stockholders of another entity in a cash merger; and

•	other distributions charged against capital accounts of an association if, as a result, the savings association would not be well-capitalized.
      Franklin Bank’s ability to make capital distributions is subject to regulatory limitations. Generally, Franklin Bank may make a capital distribution without prior OTS review or approval in an amount equal to Franklin Bank’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that Franklin Bank does not become less than well-capitalized as a result of the distribution. Franklin Bank’s ability to make such distributions depends on maintaining eligibility for “expedited status.” Franklin Bank currently qualifies for expedited status, but there can be no assurance that it will maintain its current status.
      Additionally, although no prior OTS approval may be necessary, Franklin Bank is required to give the OTS 30 days’ notice before making any capital distribution to us. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. Additional capital distributions above the limit for an expedited status institution are possible but require the prior approval of the OTS. An application to the FDIC is also necessary if any distribution would cause Franklin Bank to become less than adequately capitalized. Neither the OTS nor the FDIC is likely to approve any distribution that would cause Franklin Bank to fail to meet its capital requirements or to become under-capitalized on a pro forma basis after giving effect to the proposed distribution. The FDIC has back-up authority to take enforcement action if it believes that a capital distribution by Franklin Bank constitutes an unsafe or unsound action or practice, even if the OTS has approved the distribution.

Our corporate organizational documents and the provisions of Delaware law to which we are subject may delay or prevent a change in control of us that you may favor.
      Our certificate of incorporation and bylaws contain provisions that, either alone or in combination with the provisions of Delaware law described below, may have the effect of delaying or making it more difficult for another person to acquire us by means of a hostile tender offer, open market purchases, a proxy contest or otherwise. These provisions include:

•	A board of directors classified into three classes of directors with each class having staggered, three-year terms. As a result of this provision, at least two annual meetings of stockholders may be required for the stockholders to change a majority of our board of directors.

•	The board’s authority to issue shares of preferred stock without stockholder approval, which preferred stock could have voting, liquidation, dividend or other rights superior to those of our common stock. To the extent any such provisions are included in any preferred stock, they could have the effect of delaying, deferring or preventing a change of control.

•	Our stockholders cannot act by less than unanimous written consent and must comply with the provisions of our bylaws requiring advance notification of stockholder nominations and proposals. These provisions could have the effect of delaying or impeding a proxy contest for control of us.

•	Provisions of Delaware law, which we did not opt out of in our certificate of incorporation, that restrict business combinations with “interested stockholders” and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.
      Any or all of these provisions could discourage tender offers or other business combination transactions that might otherwise result in our stockholders receiving a premium over the then current market price of our common stock.

Item 1B.	Unresolved Staff Comments
      We have no unresolved comments with the staff.

Item 2.	Properties
      We lease our home office located at 9800 Richmond Avenue, Houston, Texas, our community banking operations center at 4515 Seton Center Parkway, Austin, Texas and our mortgage operations center at 100 N. 6th Street, Waco, Texas. We also lease banking offices located at 3720 Jefferson Street, 3401 Northland Drive, 3103 Bee Caves Road in Austin, Texas, 109 Cypress Creek Road in Cedar Park, Texas, 4410 Williams Dr. in Georgetown, Texas, 1007 RR 620 South, Lakeway, Texas, 721 Highway 290, Dripping Springs, Texas and at 515 E Loop 28, Longview, Texas. We own banking offices located at 203 Neches Street, Jacksonville, Texas, 4803 Old Bullard Road and 2507 University in Tyler, Texas, 107 E. South St., Rusk, Texas, 1412 Judson Rd., Longview, Texas, 617 S. Palestine and 125 N. Prairieville in Athens, Texas, 121 S. Market St., Carthage, Texas, 1015 N. Church St., Palestine, Texas, 499 Hwy. 71 W., Bastrop, Texas, 406 Main Street, Smithville, Texas, 601 E. Cedar Creek Parkway, Seven Points, Texas, 1101 N.W. 2nd Street, Kerens, Texas, 1716 W. Main Street, Hwy 175 West and 127 South Gun Barrel Lane, Gun Barrel City, Texas, Highway 274 South, Tool, Texas, 207 S. Athens, Canton, Texas, 210 Hwy 175 West, Eustace, Texas, 1022 Nederland Avenue, Nederland, Texas, 3434 Twin Cities Highway, Groves, Texas, 104 West Caney Street, Wharton, Texas, 201 West Jackson Street, El Campo, Texas, 6150 Eastex Freeway, Beaumont, Texas, 31 North Main and 106 Roy River Road in Elgin, Texas.

We lease commercial lending offices located at 151 S. Wymore Road, Altamonte, Florida, 6991 E. Camelback Rd., Scottsdale, Arizona, 4521 Hulen Street, Fort Worth, Texas, 39111 W. Six Mile Road, Livonia, Michigan and 1730 Walton Rd., Blue Bell, Pennsylvania. We also own a shopping center in Kingsland, Texas that has approximately 50,000 square feet of which the bank occupies approximately 16,000 square feet. We believe that suitable alternative or additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings
      The bank is involved in legal proceedings occurring in the normal course of business that management believes, after reviewing such claims with outside counsel, are not material to the financial condition, results of operations or cash flows of the bank or the company.
      In November 2005, the Company was named in a lawsuit, filed by G.M. Sign, Inc. in Illinois State Court, where the plaintiff alleges that the company sent faxes in violation of the Telephone Consumer Protection Act. The plaintiff has filed a motion for class certification. The plaintiff alleges unspecified damages. The company has filed a motion for removal to Federal court and a motion to dismiss. Because this action is in the early stages, we are unable to estimate the possible range of loss, if any.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
      Our stock trades on the NASDAQ National Market System under the symbol “FBTX”. The following table sets forth the high and low sales prices of our stock for each quarter for the last two years.

	Sales Price Per Share

	High	Low

2005
Fourth quarter	$18.79	$14.66
Third quarter	19.75	16.05
Second quarter	19.49	16.60
First quarter	18.50	15.98
2004
Fourth quarter	$19.03	$15.07
Third quarter	17.77	14.33
Second quarter	18.85	15.40
First quarter	20.70	17.70
      As of March 1, 2006, there were 23,401,620 shares issued and outstanding held by approximately 4,200 beneficial owners. The last reported sales price of our common stock on March 1, 2006 was $17.31 per share.
      There were no dividends declared during 2005 or 2004. We currently do not intend to pay dividends on our common stock.
Recent Sales of Unregistered Securities
      There were no transactions by the company during the period covered by this report and not previously reported on Form 8-K or Form 10-Q involving sales of the company’s securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.
Stock-Based Compensation
      Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2005, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 14, Employee Benefits, and Note 15, Related Parties, in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which is included elsewhere in this report.

	Number of
	Shares to be	Weighted
	Issued Upon	Average Exercise
	Exercise of	Price of	Number of Shares
	Outstanding	Outstanding	Available for
Plan Category	Awards	Awards	Future Grants

Plans approved by shareholders	1,415,029	$14.93	67,452
Plans not approved by shareholders	570,000	10.00	—

Total	1,985,029	$13.52	67,452

Item 6.	Selected Financial Data
      You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. Financial information for the year ended December 31, 2001 represents activity for the bank only prior to our acquisition. All of the company’s acquisitions were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the company’s results of operations beginning on their date of acquisition.

	For the Years Ended December 31,

	2005	2004	2003	2002(4)	2001(4)

	(In thousands)
Selected Operating Data:
Interest income	$197,174	$118,391	$40,393	$6,446	$3,563
Interest expense	(113,143)	(52,649)	(20,958)	(3,553)	(1,796)

Net interest income	84,031	65,742	19,435	2,893	1,767
Provision for credit losses	(4,859)	(2,081)	(1,004)	(152)	(167)
Non-interest income	18,784	12,612	4,770	458	280
Non-interest expense	(56,671)	(40,655)	(18,227)	(4,203)	(1,871)

Income (loss) before taxes	41,285	35,618	4,974	(1,004)	9
Income tax (expense) benefit	(14,989)	(12,469)	(1,776)	278	(59)

Net income (loss)	$26,296	$23,149	$3,198	$(726)	$(50)

	December 31,

	2005	2004	2003	2002(4)	2001(4)

	(In thousands)
Balance Sheet
Assets
Cash and cash equivalents	$125,727	$90,161	$47,064	$18,675	$4,672
Federal Home Loan Bank stock and other investments	80,802	74,673	32,866	3,163	5,241
Securities available for sale	63,779	72,998	91,168	—	—
Mortgage-backed securities	137,539	109,703	177,572	22,924	4,231
Loans, net	3,813,395	3,017,502	1,813,116	307,160	34,516
Goodwill	147,742	69,212	54,377	7,790	—
Intangible assets, net	13,954	7,095	3,705	1,316	—
Premises and equipment, net	25,459	13,169	9,381	464	274
Real estate owned	5,856	4,418	1,789	958	—
Other assets	56,999	20,803	20,262	3,231	398

Total assets	$4,471,252	$3,479,734	$2,251,300	$365,681	$49,332

Liabilities and Stockholders’ Equity
Deposits	$2,121,508	$1,502,398	$1,259,843	$182,334	$44,743
Federal Home Loan Bank advances	1,842,394	1,653,942	713,119	62,800	—
Short term borrowings	5,000	—	—	—	—
Junior subordinated notes	107,960	20,254	20,135	20,007	—
Other liabilities	61,559	22,431	12,765	3,133	620

Total liabilities	4,138,421	3,199,025	2,005,862	268,274	45,363
Stockholders’ equity	332,831	280,709	245,438	97,407	3,969

Total liabilities and stockholders’ equity	$4,471,252	$3,479,734	$2,251,300	$365,681	$49,332

	For the Years Ended December 31,

	2005	2004	2003	2002(4)	2001(4)

Selected Financial Ratios:
Performance Ratios(1):
Earnings (loss) per common share — basic	$1.16	$1.09	$0.30	$(0.24)	$(0.57)
Earnings (loss) per common share — diluted	1.13	1.07	0.29	(0.24)	(0.57)
Weighted average number of shares — basic	22,739,255	21,276,560	10,825,757	2,984,403	87,949
Weighted average number of shares — diluted	23,209,893	21,716,582	10,851,137	2,984,403	87,949
Return on average assets	0.63%	0.80%	0.28%	(0.46)%	(0.11)%
Return on average common equity	8.53	9.02	2.92	(3.32)	(1.24)
Stockholders’ equity to assets	7.44	8.07	10.90	26.64	8.05
Book value per share	$14.24	$12.82	$11.56	$9.41	$45.13
Tangible book value per share	$7.32	$9.34	$8.83	$8.53	$45.13
Net yield on interest-earning assets	2.12%	2.35%	1.77%	1.98%	3.90%
Interest rate spread	2.01	2.23	1.62	1.57	3.65
Efficiency ratio(2)	54.37	51.29	78.70	124.55	91.40
Net operating expense ratio(3)	0.90	0.97	1.18	2.66	3.98
Asset Quality Ratios:
Allowance for credit losses to non- performing loans	51.30%	150.04%	87.20%	75.34%	55.21%
Allowance for credit losses to total loans	0.35	0.24	0.27	0.37	1.28
Net charge-offs to average loans	0.01	0.03	0.02	0.19	0.12
Non-performing assets to total assets	0.69	0.24	0.29	0.68	1.62
Non-performing assets to total loans and real estate owned	0.81	0.27	0.35	0.80	2.32
Capital Ratios of the Bank:
Total capital ratio	10.41%	11.09%	16.70%	49.82%	12.51%
Tier 1 capital ratio	9.92	10.72	16.27	49.17	11.26
Tier 1 leverage ratio	6.33	6.85	11.91	24.19	8.06

(1)	Ratio, yield and rate information for the years ended December 31, 2005, 2004, 2003 and 2001 are based on daily average balances, except for Athens for the period May 5, 2005 through December 31, 2005, Elgin for the period July 15, 2005 until it was converted to our system on August 5, 2005, Cedar Creek for the period December 4, 2004 until it was converted to our system on May 20, 2005, Lost Pines for the period March 1, 2004 until it was converted to our systems on July 23, 2004, Jacksonville for the period January 1, 2004, until it was converted to our systems on March 12, 2004 and Highland for the period May 1, 2003 until it was converted to our systems on May 23, 2003, whose average balances are calculated using average monthly balances. Ratio, yield and rate information for the year ended December 31, 2002 is based on average monthly balances. Return on average common equity is based on average monthly balances for all periods presented.

(2)	Efficiency ratio is non-interest expense (excluding acquisition related amortization) divided by net interest income plus non-interest income, excluding gains on securities.

(3)	Net operating expense ratio is non-interest expense less non-interest income divided by average total assets.

(4)	Certain items have been reclassified at or for the years ended December 31, 2002 and 2001 to conform to our current presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Information
      A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:

•	earnings growth;

•	revenue growth;

•	future acquisitions;

•	origination volume in our commercial and mortgage businesses;

•	seasonality in our mortgage business;

•	non-interest income levels, including fees from product sales;

•	credit performance on loans made or acquired by us;

•	tangible capital generation;

•	margins on sales or securitizations of loans;

•	cost and mix of deposits;

•	market share;

•	expense levels;

•	results from new business initiatives in our community banking business; and

•	other business operations and strategies.
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
Overview
      We were formed in August 2001 and began our banking operations in April 2002 with our acquisition of the bank. Since April 2002, we have grown from $61.3 million in assets to $4.5 billion at December 31, 2005, expanded our community banking offices to 36 from two, established our corporate office where we provide many of our banking services, expanded our commercial lending regional offices to Arizona, Florida, Pennsylvania, Michigan, and Dallas, Texas, and initiated a mortgage banking business with retail mortgage offices in 24 states throughout the United States and three wholesale offices in Texas, California and Tennessee.
      Our historical financial results reflect the development of our business. During 2002, we incurred the non-interest expense related to our expansion and the infrastructure cost necessary to support the expansion. At the end of 2002 and throughout 2003, we began to acquire and originate loans and other earning assets, which have increased our revenues to a level commensurate with the expenses that we incurred in our development stage. During 2004 and 2005, we have continued to see the results from the execution of our business strategy as our asset and revenue growth have offset the ongoing cost of executing our business strategy. We have achieved improved levels of profitability as our businesses have begun to generate earning assets and revenues that exceed their ongoing operating expenses. We will continue to make additional investments in our businesses to expand the range of our product lines and services.
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

Allowance for Credit Losses
      We maintain our allowance for credit losses at the amount estimated by management to be sufficient to absorb probable losses inherent in our loan portfolios based on available information. Our estimates of credit losses meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as amended by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” When analyzing the appropriateness of the allowance for credit losses, we consider such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies and the estimated value of the underlying collateral, if any. Single family mortgages and consumer loans are evaluated as a group. Builder lines, commercial real estate, commercial business, mortgage banker finance and multi-family loans are evaluated individually. The allowance for credit losses is based principally on the frequency and severity of losses for an asset class, the historical loss experience for the type of loan and the delinquency status. The process of evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating financial information and fair value of the underlying collateral property; and second, a methodology for estimating general credit losses. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, we record all estimated credit losses at the time the loan is classified. In order to facilitate the establishment of our general allowance for credit losses, we have established a risk grade classification system for components of our loan portfolio that do not have homogeneous terms, such as commercial loans. This system grades loans based on credit and collateral support for each loan. The grades range from one, which represents the least possible risk to us, to eight, for doubtful loans. Each credit grade has a general minimum credit allowance factor established for each type of loan. We use this general credit allowance factor in establishing our allowance for credit losses. We establish the credit loss allowance through a systematic methodology whereby each loan is assigned a credit grade at origination. We establish the allowance for credit losses by using the credit allowance factor for the individual loan, based on the risk classification, and providing as the allowance for credit loss the product of the loan balance times the credit allowance factor over the initial twelve months of the loan’s term. For homogeneous loans, such as single-family mortgage and consumer loans, we utilize the frequency and severity of losses for the asset class and the delinquency status in determining the credit allowance factor. The allowance for credit losses is determined by multiplying the portfolio balance by the credit allowance factor for the portfolio and providing the resulting amount ratably over twelve months. When available information confirms specific loans, or portions of those loans, to be uncollectible, we charge off those amounts against the allowance for credit losses. Even after loans are charged off, we continue reasonable collection efforts until the potential for recovery is exhausted. See “— Credit Quality — Allowance for Credit Losses.”

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
Significant Transactions
      On December 2, 2005 we acquired five banking offices from Washington Mutual for a purchase premium of approximately $33.6 million and $461,000 in direct acquisition costs through December 31, 2005. These five banking offices added approximately $274.7 million in deposits and $10.1 million in loans. The addition of these offices expanded our central Texas market to include the upper gulf coast region of Texas.
      In August 2005, we formed Franklin Capital Trust IV, or Trust IV, a wholly owned subsidiary. Trust IV issued, in a private offering, $25 million of variable rate trust preferred securities that currently pay 5.98% annually and resets quarterly to 3-month LIBOR plus 1.60%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $774,000 in variable rate common securities of the trust. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in November 2010. The junior notes mature in November 2035.
      On July 15, 2005, we acquired Elgin for approximately $23.9 million, including $11.7 million in cash, $11.9 million in shares of our common stock, valued at $18.97 per share, and $303,000 in direct acquisition costs through December 31, 2005. Elgin was a Texas based state bank with approximately $83.7 million in assets and $73.7 million in deposits at the time of the acquisition. The acquisition of Elgin added two banking offices to our central Texas market and made us the second largest bank in Bastrop County.
      In May 2005, we formed Franklin Capital Trust III, or Trust III, a wholly owned subsidiary. Trust III issued, in a private offering, $40 million of variable rate trust preferred securities that currently pay 6.39% annually and resets quarterly to 3-month LIBOR plus 1.90%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $1.2 million in variable rate common securities of the trust. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in June 2010. The junior notes mature in June 2035.
      On May 9, 2005, we acquired Athens for approximately $58.3 million, including $43.5 million in cash, $14.4 million in shares of our common stock, valued at $17.25 per share, and $411,000 in direct acquisition costs through December 31, 2005. At the time of the acquisition, Athens had approximately $206.6 million in assets and $184.9 million in deposits. The acquisition of Athens added four banking offices in our east Texas market and increased our market share to the largest bank in Henderson County.
      In February 2005, we formed Franklin Capital Trust II, or Trust II, a wholly owned subsidiary. Trust II issued, in a private offering, $20 million of variable rate trust preferred securities that currently pay 6.39% annually and resets quarterly to 3-month LIBOR plus 1.90%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $619,000 in variable rate common securities of the trust. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in March 2010. The junior notes mature in March 2035.
      On December 4, 2004, we acquired Cedar Creek for approximately $24.1 million, including $11.3 million in cash, $12.3 million in shares of our common stock, valued at $18.37 per share, and $450,000 in direct acquisition costs. Cedar Creek was a Texas-based bank holding company with approximately $108.1 million in assets and $96.7 million in deposits at the time of acquisition. The acquisition of Cedar Creek expanded our presence in our east Texas market.
      On February 29, 2004, we acquired Lost Pines for approximately $7.2 million including $306,000 in direct acquisition costs. Lost Pines was a Texas-based bank holding company with approximately $40.6 million in assets and $36.3 million in deposits at the date of the acquisition. The acquisition of Lost Pines expanded our presence in our central Texas market.
      On December 30, 2003, we acquired Jacksonville for approximately $68.6 million in cash, including $1.7 million in direct acquisition costs. Jacksonville was a Texas-based savings and loan holding company with approximately $468.0 million in assets and $399.8 million in deposits at the time of the acquisition. Jacksonville operated nine community banking branches in east Texas.
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
      Also in November 2002, we formed Franklin Bank Capital Trust I. The trust issued, in a private offering, $20 million of variable rate trust preferred securities that currently pays 7.69% annually and resets quarterly to 3-month LIBOR plus 3.35%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $619,000 in variable rate common securities of the trust. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in November 2007. The junior notes mature in November 2032.
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
      The results from operations for the years ended December 31, 2005, 2004, 2003 and 2002 include Elgin beginning July 16, 2005, Athens beginning May 9, 2005, Cedar Creek beginning on December 4, 2004, Lost Pines beginning March 1, 2004, Jacksonville beginning on December 31, 2003, Highland beginning on May 1, 2003 and Franklin Bank beginning on April 10, 2002. The results of operations for the year ended December 31,

2001 is the results of Franklin Bank prior to our acquisition. During these periods, the bank operated as a local community bank.

For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
      Net income was $26.3 million, or $1.13 per diluted share, for the year ended December 31, 2005, compared to $23.1 million, or $1.07 per diluted share, for the year ended December 31, 2004. This increase was due to growth in our commercial and single family loan portfolios. Net income for the year ended December 31, 2005 was adversely affected by a $2.8 million, after tax, allowance for credit losses related to a mortgage banker finance line, litigation costs of $449,000, after tax, for the settlement of a claim against Franklin Bank relating to a construction loan to a homebuilder that occurred prior to its acquisition by us and the initial integration costs in our east Texas regions of $177,000, net of tax.
      Net interest income. Net interest income is the amount of interest earned on our assets in excess of interest incurred on our liabilities. The net yield on interest-earning assets, or net yield, represents net interest income expressed as a percentage of our average interest-earning assets. The table below sets forth information regarding our average interest-earning assets and average interest-bearing liabilities and the related income and expense and weighted average yields. Average balances for the years ended December 31, 2005 and 2004 are based on daily average balances, except for Athens for the period May 9, 2005 through December 31, 2005, Elgin for the period July 16, 2005 until it was converted to our system on August 5, 2005, Cedar Creek for the period December 4, 2004 until it was converted to our system on May 20, 2005, Lost Pines for the period March 1, 2004 until it was converted to our systems on July 23, 2004 and Jacksonville for the period January 1, 2004 until it was converted to our systems on March 12, 2004.

	For the Years Ended December 31,

	2005			2004

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$86,232	$2,446	2.80%	$73,996	$853	1.15%
Available for sale securities	66,709	2,202	3.30	72,135	1,979	2.74
Federal Home Loan Bank stock and other investments	83,328	3,049	3.66	54,092	1,046	1.93
Mortgage-backed securities	117,022	4,520	3.86	147,399	4,989	3.38
Loans
Single family	2,758,065	125,776	4.56	2,035,942	85,647	4.21
Builder lines	514,418	34,455	6.70	236,081	13,310	5.64
Commercial real estate	128,568	8,684	6.75	51,931	3,353	6.46
Mortgage banker finance	148,488	8,765	5.90	49,838	2,289	4.59
Commercial business	33,192	2,012	6.06	10,595	684	6.47
Consumer	73,875	5,265	7.13	60,123	4,241	7.05

Total loans	3,656,606	184,957	5.06	2,444,510	109,524	4.48

Total interest-earning assets	4,009,897	197,174	4.92	2,792,132	118,391	4.24
Non-interest-earning assets	183,649			99,129

Total assets	$4,193,546			$2,891,261

	For the Years Ended December 31,

	2005			2004

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Bearing Liabilities
Interest-bearing deposits
Checking accounts	$126,794	$1,496	1.18%	$68,182	$660	0.97%
Money market and savings accounts	190,621	3,106	1.63	178,709	2,910	1.63
Certificates of deposit	457,174	12,770	2.79	341,900	6,930	2.03
Brokered and wholesale	1,068,696	34,419	3.22	810,501	15,723	1.94
Non-interest bearing deposits	114,592	—	—	42,604	—	—

Total deposits	1,957,877	51,791	2.64	1,441,896	26,223	1.82
Federal Home Loan Bank advances	1,821,530	56,909	3.08	1,157,086	24,938	2.16
Short term borrowings	27	2	6.95	—	—	—
Junior subordinated notes	72,525	4,441	6.04	20,190	1,488	7.37

Total interest-bearing liabilities	3,851,959	113,143	2.91	2,619,172	52,649	2.01
Non-interest-bearing liabilities and stockholders’ equity	341,587			272,089

Total liabilities and stockholders’ equity	$4,193,546			$2,891,261

Net interest income/interest rate spread		$84,031	2.01%		$65,742	2.23%

Net yield on interest-earning assets			2.12%			2.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.10%			106.60%

      Interest income and interest expense are impacted both by changes in the volume of interest-earning assets and interest-bearing liabilities and by changes in yields and rates. The table below analyzes the impact of changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and changes in rate (changes in rate multiplied by the prior period’s average balance) from 2004 to 2005. Changes that are impacted by a combination of rate and volume are allocated proportionately to both changes in volume and changes in rate.

For purposes of calculating the changes in our net interest income, non-performing assets are included in the appropriate balance and shown as a rate difference.

	Change	Change
	Due To	Due To	Total
	Rate	Volume	Change

	(In thousands)
Interest income
Short-term interest earning assets	$1,449	$144	$1,593
Available for sale securities	371	(148)	223
Federal Home Loan Bank stock and other investments	1,439	564	2,003
Mortgage backed securities	560	(1,029)	(469)
Loans
Single family	9,670	30,459	40,129
Builder lines	5,451	15,694	21,145
Commercial real estate	374	4,957	5,331
Mortgage banker finance	1,947	4,529	6,476
Commercial business	(133)	1,461	1,328
Consumer	59	965	1,024

Total loans	17,368	58,065	75,433

Total interest income	21,187	57,596	78,783
Interest expense
Interest-bearing deposits
Checking accounts	267	569	836
Money market and savings accounts	3	193	196
Certificates of deposit	4,311	1,529	5,840
Brokered and wholesale	13,685	5,011	18,696

Total deposits	18,266	7,302	25,568
Federal Home Loan Bank advances	17,221	14,750	31,971
Short-term borrowings	—	2	2
Junior subordinated notes	(953)	3,906	2,953

Total interest expense	34,534	25,960	60,494

Net interest income	$(13,347)	$31,636	$18,289

      Net interest income increased $18.3 million to $84.0 million for the year ended December 31, 2005, from $65.7 million for the year ended December 31, 2004. The increase was due to a $1.2 billion increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans, an increase in builder lines and the acquisition of Athens and Elgin. Purchases of single family loans totaled $1.2 billion during 2005 and are primarily made up of adjustable rate mortgages with an initial interest rate reset of one to three years and annual resets thereafter. Additionally, our commercial lending offices funded $3.0 billion in new loans during the year ended December 31, 2005 compared to $1.2 billion in 2004. The net yield decreased 23 basis points, from 2.35% for the year ended December 31, 2004 to 2.12% for the year ended December 31, 2005. This decrease was caused by the flattening of the yield curve during 2005 that reduced our net spread on our single family mortgage loans held for sale portfolio.

      The following table details our interest income and non-interest expense by product:

	For the Years Ended December 31,

	2005		2004

	Actual	Percent	Actual	Percent

	(Dollars in thousands)
Interest income
Single family portfolio	$98,115	50%	$62,144	52%
Commercial lending	44,101	22	14,355	12
Community banking products	23,167	12	17,393	15
Mortgage banking products	19,574	10	15,632	13
Other	12,217	6	8,867	8

Total interest income	$197,174	100%	$118,391	100%

Non-interest expense
Single family portfolio	$933	2%	$948	2%
Commercial lending	2,352	4	2,005	5
Community banking products	19,743	35	11,076	27
Mortgage banking products	15,376	27	12,457	31
Other	18,267	32	14,169	35

Total non-interest expense	$56,671	100%	$40,655	100%

      Of our products, only the community banking products incur interest expense. Community banking accounted for $17.4 million, or 15.4%, of total interest expense for the year ended December 31, 2005 and $10.5 million, or 20%, of our total interest expense for the year ended December 31, 2004.
      Provision for credit losses. The provision for credit losses is the periodic cost of maintaining an adequate allowance to cover probable losses. The table below sets forth the activity in our allowance for credit losses.

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Beginning balance	$7,358	$4,850	$1,143	$—	$314
Acquisitions
Elgin	409	—	—	—	—
Athens	1,155	—	—	—	—
Cedar Creek	—	782	—	—	—
Lost Pines	—	372	—	—	—
Jacksonville	—	—	2,244	—	—
Highland	—	(11)	710	—	—
Franklin Bank	—	—	—	1,189	—
Provisions for credit losses
Single family	36	653	1,119	38	—
Commercial	5,445	1,417	(109)	91	167
Consumer	(622)	11	(6)	23	—
Charge-offs
Single family	(247)	(101)	—	—	—
Commercial	(84)	(456)	(216)	(199)	(65)
Consumer	(162)	(173)	(40)	(3)	—

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Recoveries
Single family	—	—	1	—	—
Commercial	24	6	2	3	21
Consumer	55	8	2	1	5

Ending balance	$13,367	$7,358	$4,850	$1,143	$442

Allowance for credit losses to non-performing loans	51.30%	150.04%	87.20%	75.34%	55.21%
Allowance for credit losses to total loans	0.35	0.24	0.27	0.37	1.28
Allowance for credit losses to average loans	0.37	0.30	0.51	1.10	1.33
Net charge-offs to average loans	0.01	0.03	0.02	0.19	0.12
      The provision for credit losses increased $2.8 million, to $4.9 million for the year ended December 31, 2005, as compared to $2.1 million for the year ended December 31, 2004. The increase in the allowance for credit losses was primarily due to a provision of $4.4 million for a mortgage banker finance customer that ceased operations in the fourth quarter of 2005. The principals are the subject of a federal investigation for possible fraud and other claims. The decrease in the single family loan provision is due to the results of our migration analysis on our single family loans that showed that the loss exposure had decreased from our analysis in the prior year. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.
      Net charge-offs for the year ended December 31, 2005 were $414,000 and primarily relate to single family mortgage loans that were foreclosed during 2005.
      See Note 1 to the consolidated financial statements for a further discussion of our allowance for credit losses.
      Non-interest income. The following table sets forth the composition of our non-interest income.

	For the Years Ended
	December 31,

	2005	2004

	(In thousands)
Gains on sales of loans and securities	$5,188	$3,876
Loan fee income	6,920	5,037
Deposit fees	4,874	2,505
Other	1,802	1,194

	$18,784	$12,612

      Non-interest income increased $6.2 million, to $18.8 million, for the year ended December 31, 2005, compared to $12.6 million for the year ended December 31, 2004. This increase was primarily due to an increase in deposit fees from the growth of our community bank and fees from our mortgage banking business.
      Gains on sales of single family loans increased $567,000 during the year ended December 31, 2005 as compared to the same period a year ago. We originate loans through our retail and wholesale mortgage offices, as described under “Item 1. Business-Business Activities-Mortgage Banking,” with the intention of selling the majority of loans originated, including the related servicing. During the year ended December 31, 2005, we sold $737.3 million of single family loans, resulting in a gain of $4.2 million. We had gains totaling $175,000 on interest rate lock commitments during the year ended December 31, 2005 related to commitments totaling $46.9 million, excluding loans expected to be transferred to our portfolio and after considering the amount of interest rate lock commitments expected to expire prior to closing the related mortgage loan. See “— Critical Accounting Policies — Rate Lock Commitments” above. Additionally, we had a loss of $102,000 on forward delivery contracts, totaling $14.3 million, entered into to hedge the interest rate lock commitments. Loans sold totaling $27.7 million were from our held for investment portfolio to reduce the re-pricing risk on single family loans. Sales of single family loans during the year ended December 31, 2004, totaled $825.5 million, resulting in a gain of $3.6 million. The gain on sale of securities for the year ended December 31, 2005 totaled $974,000, including $921,000 related to the sale of $50.5 million of mortgage-backed securities created through the securitization of single family loans and $44,000 related to the sale of $5.8 million of mortgage-backed securities from our portfolio. The gain on sale of securities for the year ended December 31, 2004 totaled $229,000, of which $137,000 related to the sale of $15.8 million of mortgage-backed securities and $92,000 related to the sale of a $15.3 million of agency notes.
      Loan fee income increased $1.9 million during the year ended December 31, 2005 to $6.9 million, from $5.0 million during the year ended December 31, 2004. Under certain circumstances we will act as a mortgage broker to facilitate the origination of single family loans in the name of other financial institutions for a fee. Mortgage broker fees totaled $5.9 million during the year ended December 31, 2005, as compared to $4.4 million during the year ended December 31, 2004. Loan servicing fees increased during the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to an increase in the size of the portfolio of loans we service for other institutions, from $168.3 million at December 31, 2004 to $340.1 million at December 31, 2005.
      Deposit fees and charges, which are primarily comprised of fees and service charges on community banking deposit accounts, increased $2.4 million during the year ended December 31, 2005, to $4.9 million, from $2.5 million during the year ended December 31, 2004. This increase relates to overdraft fees, services charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 25,407 at December 31, 2004 to 48,090 at December 31, 2005. This growth came from our acquisitions of Athens on May 9, 2005, Elgin on July 15, 2005, the purchase of five branches on December 2, 2005 and successful marketing efforts including competitive pricing, newspaper advertising and direct mail. Additionally, we opened two new community banking offices in central Texas during the year ended December 31, 2005. Transaction accounts for the year ended December 31, 2005 include those acquired in the branch purchase on December 2, 2005.
      Other non-interest income is primarily comprised of ancillary income on non-deposit services provided, rental income earned on owned properties and income related to mortgage banker finance activities. Income related to mortgage banker finance activities increased $305,000 during the year ended December 31, 2005, compared to 2004. Additionally, non-interest income includes agent fees on syndicated builder lines of $183,000.
      Non-interest expense. The following table details the components of our non-interest expense (in thousands).

	For the Years Ended
	December 31,

	2005	2004

Salaries and benefits	$28,452	$20,081
Data processing	5,463	3,613
Occupancy	5,379	3,548
Professional fees	5,040	3,795
Loan expenses, net	2,343	2,387
Core deposit intangible amortization	1,304	588
Other	8,690	6,643

	$56,671	$40,655

      Non-interest expense increased $16.0 million during the year ended December 31, 2005, to $56.7 million, from $40.7 million during the year ended December 31, 2004. This increase is due to the acquisitions of Athens and Elgin, the full year effect of Cedar Creek and the overall growth of the bank.
      Salaries and benefits increased $8.4 million during the year ended December 31, 2005, to $28.5 million, from $20.1 million during the year ended December 31, 2004. The number of full time equivalent employees at December 31, 2005 totaled 710, compared to 548 at December 31, 2004. The increase in headcount during the year ended December 31, 2005 includes 114 from the Athens, Elgin and branch acquisitions, 12 from growth in commercial lending and 22 operations staff to support the growth in our community banking and commercial businesses. In addition, the increase in loan fees from brokered loans also increased salaries and benefits, as a substantial portion of these fees are paid to the retail mortgage office as compensation.
      Data processing expense increased $1.9 million during the year ended December 31, 2005, to $5.5 million, from $3.6 million during the year ended December 31, 2004. Higher data processing costs represent the increase in data processing services from the growth in our community banking deposit accounts and the number of banking locations. Additionally, depreciation on computer hardware and software increased to support the growth of our community banking and commercial lending business.
      Occupancy expense increased $1.8 million during the year ended December 31, 2005, to $5.4 million, from $3.5 million for the year ended December 31, 2004. This increase is due to the acquisitions of Athens and Elgin, which added four and two community banking offices, respectively. Additionally, we had the full year effect of our acquisition of Cedar Creek, in December 2004, that added five community banking offices and the addition of two regional commercial lending offices at the end of 2004. We also added two community banking offices in central Texas during 2005.
      Professional fees are primarily comprised of legal fees, directors’ fees and expenses, fees incurred for our outside auditors and fees paid for our outsourced mortgage banking activities, including appraisals, underwriting and post-closing services. Also included in professional fees are consulting fees paid to Ranieri & Co., Inc. Our consulting agreement with Ranieri & Co. expired at the end of October 2005. Professional fees increased $1.2 million during the year ended December 31, 2005, to $5.0 million, from $3.8 million during the year ended December 31, 2004. This increase primarily relates to higher legal fees and the settlement during 2005 of a lawsuit relating to construction lending activities that occurred prior to our acquisition of Franklin.
      Loan expense decreased slightly during the year ended December 31, 2005, to $2.3 million, from $2.4 million during the year ended December 31, 2004. This decrease is due to lower purchases of single family loans during 2005 as compared to 2004.
      Amortization of intangibles increased $716,000 during the year ended December 31, 2005, to $1.3 million, compared to $588,000 during the year ended December 31, 2004. The amortization of intangibles increased during the year ended December 31, 2005, as compared to the year ended December 31, 2004, due to the amortization of the core deposit intangible from the Cedar Creek, Athens and Elgin acquisitions.
      Other non-interest expense increased $2.1 million during the year ended December 31, 2005, to $8.7 million, compared to $6.6 million during the year ended December 31, 2004. This increase includes higher marketing, insurance, office supplies, postage and courier expenses incurred to support our growth and expansion.

For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Net income was $23.1 million, or $1.07 per diluted share, for the year ended December 31, 2004, compared to $3.2 million, or $0.29 per diluted share, for the year ended December 31, 2003. This increase is due to growth in our commercial and single family loan portfolios, a higher net yield on interest-earning assets, and the acquisition of Jacksonville.
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

	For the Years Ended December 31,

	2004			2003

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$73,996	$853	1.15%	$44,900	$437	0.97%
Trading assets	—	—	—	4,557	109	2.39
Available for sale securities	72,135	1,979	2.74	26,545	553	2.08
Federal Home Loan Bank stock and other investments	54,092	1,046	1.93	21,359	465	2.18
Mortgage-backed securities	147,399	4,989	3.38	53,686	1,356	2.53
Loans
Single family	2,035,942	85,647	4.21	857,165	32,406	3.78
Builder lines	236,081	13,310	5.64	65,911	3,211	4.87
Commercial real estate	51,931	3,353	6.46	13,183	870	6.60
Mortgage banker finance	49,838	2,289	4.59	923	31	3.36
Commercial business	10,595	684	6.47	9,178	583	6.35
Consumer	60,123	4,241	7.05	4,635	372	8.01

Total loans	2,444,510	109,524	4.48	950,995	37,473	3.94

Total interest-earning assets	2,792,132	118,391	4.24	1,102,042	40,393	3.67
Non-interest-earning assets	99,129			36,166

Total assets	$2,891,261			$1,138,208

Interest-Bearing Liabilities
Interest-bearing deposits
Checking accounts	$68,182	$660	0.97%	$12,559	$120	0.96%
Money market and savings accounts	178,709	2,910	1.63	47,726	804	1.68
Certificates of deposit	341,900	6,930	2.03	61,852	1,646	2.66
Brokered and wholesale	810,501	15,723	1.94	466,469	9,425	2.02
Non-interest bearing deposits	42,604	—	—	13,069	—	—

Total deposits	1,441,896	26,223	1.82	601,675	11,995	1.99
Federal Home Loan Bank advances	1,157,086	24,938	2.16	399,204	7,455	1.87
Reverse repurchase agreements	—	—	—	3,028	35	1.15
Junior subordinated notes	20,190	1,488	7.37	20,059	1,473	7.34

Total interest-bearing liabilities	2,619,172	52,649	2.01	1,023,966	20,958	2.05
Non-interest-bearing liabilities and stockholders’ equity	272,089			114,242

Total liabilities and stockholders’ equity	$2,891,261			$1,138,208

Net interest income/interest rate spread		$65,742	2.23%		$19,435	1.62%

Net yield on interest-earning assets			2.35%			1.77%

Ratio of average interest-earning assets to average interest-bearing liabilities			106.60%			107.62%

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

	Change	Change
	Due To	Due To	Total
	Rate	Volume	Change

	(In thousands)
Interest income
Short-term interest earning assets	$93	$323	$416
Trading assets	—	(109)	(109)
Available for sale securities	223	1,203	1,426
Federal Home Loan Bank stock and other investments	(59)	640	581
Mortgage backed securities	589	3,044	3,633
Loans
Single family	4,034	49,207	53,241
Builder lines	580	9,519	10,099
Commercial real estate	(19)	2,502	2,483
Mortgage banker finance	15	2,243	2,258
Commercial business	10	91	101
Consumer	(49)	3,918	3,869

Total loans	4,571	67,480	72,051

Total interest income	5,417	72,581	77,998
Interest expense
Interest-bearing deposits
Checking accounts	2	538	540
Money market and savings accounts	(28)	2,134	2,106
Certificates of deposit	(481)	5,765	5,284
Brokered and wholesale	(390)	6,688	6,298

Total deposits	(897)	15,125	14,228
Federal Home Loan Bank advances	1,301	16,182	17,483
Reverse repurchase agreements	—	(35)	(35)
Junior subordinated notes	6	9	15

Total interest expense	410	31,281	31,691

Net interest income	$5,007	$41,300	$46,307

      Net interest income increased $46.3 million to $65.7 million for the year ended December 31, 2004, from $19.4 million for the year ended December 31, 2003. The increase was due to a $1.7 billion increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans, an increase in builder lines and the acquisition of Jacksonville. Purchases of single family loans totaled $1.8 billion during 2004 and are primarily made up of adjustable rate mortgages with an initial interest rate reset of three to five years and annual resets thereafter. Additionally, during 2004 we opened three regional commercial lending offices, bringing our total commercial lending offices to six at December 31, 2004. Through our commercial lending offices we originated $1.2 billion in new loans during the year ended December 31, 2004. The net yield rose 58 basis points, from 1.77% for the year ended December 31, 2003 to 2.35% for the year ended December 31, 2004. This increase was due to the acquisition of Jacksonville, an increase in commercial and consumer loans, and higher yields on our single family mortgage portfolio.

      The following table details our interest income and non-interest expense by product:

	For the Years Ended December 31,

	2004		2003

	Actual	Percent	Actual	Percent

	(Dollars in thousands)
Interest income
Single family portfolio	$62,144	52%	$28,708	71%
Commercial lending	14,355	12	3,521	9
Community banking products	17,393	15	1,535	4
Mortgage banking products	15,632	13	3,709	9
Other	8,867	8	2,920	7

Total interest income	$118,391	100%	$40,393	100%

Non-interest expense
Single family portfolio	$948	2%	$969	5%
Commercial lending	2,005	5	1,081	6
Community banking products	11,076	27	2,144	12
Mortgage banking products	12,457	31	5,183	28
Other	14,169	35	8,850	49

Total non-interest expense	$40,655	100%	$18,227	100%

      Of our products, only the community banking products incur interest expense. Community banking accounted for $10.5 million, or 20%, of total interest expense for the year ended December 31, 2004 and $2.6 million, or 12%, of our total interest expense for the year ended December 31, 2003.
      Provision for credit losses. The provision for credit losses increased $1.1 million, to $2.1 million for the year ended December 31, 2004, as compared to $1.0 million for the year ended December 31, 2003. The increase was primarily due to the increase in the size of the commercial loan portfolio. The decrease in the single family loan provision is due to the results of our migration analysis on our single family loans that showed that the loss exposure had decreased from our analysis in the prior year. We base our provision for loan losses on single family loans from this analysis. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.
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
      Gains on sales of single family loans increased $1.6 million during the year ended December 31, 2004 as compared to the same period a year ago. We originate loans through our retail and wholesale mortgage offices, as described under “Item 1. Business-Business Activities-Mortgage Banking,” with the intention of selling the majority of loans originated, including the related servicing. During the year ended December 31, 2004, we sold $825.5 million of single family loans, resulting in a gain of $3.6 million. We had gains totaling $98,000 on interest rate lock commitments during the year ended December 31, 2004 related to commitments totaling $25.6 million, excluding loans expected to be transferred to our portfolio and after considering the amount of interest rate lock commitments expected to expire prior to closing the related mortgage loan. See “— Critical Accounting Policies — Rate Lock Commitments” above. Additionally, we had a gain totaling $58,000 on forward delivery contracts, totaling $16.9 million, entered into to hedge the interest rate lock commitments. Loans sold totaling $459.5 million were from our held for investment portfolio to reduce the re-pricing risk on single family loans whose first interest rate repricing is five years after origination in this portfolio and to reduce our exposure in California. Sales of single family loans during the year ended December 31, 2003, totaled $149.6 million, resulting in a gain of $2.1 million. The gain on sale of securities for the year ended December 31, 2004 totaled $229,000, including $137,000 related to the sale of $15.8 million of mortgage-backed securities and $92,000 related to the sale of $15.3 million of agency notes. Mortgage-backed securities sold totaling $6.8 million and the agency notes sold came from the Jacksonville acquisition. The gain on sale of securities for the year ended December 31, 2003 totaled $859,000, of which $748,000 related to the sale of $36.2 million of mortgage-backed securities and $111,000 related to the sale of a $10.0 million U.S. Treasury security.
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
      Salaries and benefits increased $11.0 million during the year ended December 31, 2004, to $20.1 million, from $9.1 million during the year ended December 31, 2003. The number of full time equivalent employees at December 31, 2004 totaled 548, compared to 399 at December 31, 2003. Included in headcount for the year ended December 31, 2003 were 100 employees acquired with the Jacksonville merger on December 30, 2003, for which we did not incur any compensation expense during 2003. The increase in headcount during the year ended December 31, 2004 includes 69 from the Lost Pines and Cedar Creek acquisitions, 41 from our mortgage production offices and 15 from growth in our commercial lending business. Partially offsetting the increase in compensation expense was $1.9 million in restricted stock compensation awarded to certain key employees in connection with our initial public offering during 2003.
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
      Professional fees are primarily comprised of legal fees, directors’ fees and expenses, fees incurred for our outside auditors and fees paid for our outsourced mortgage banking activities, including appraisals, underwriting and post-closing services. Also included in professional fees are consulting fees paid to Ranieri & Co., Inc. In November 2002, we entered into a three-year consulting agreement with Ranieri & Co., Inc., as part of which we granted it an option to purchase 570,000 shares of our common stock and agreed to pay a $500,000 annual fee for consulting activities. See Note 15 to the Notes to the Consolidated Financial Statements under Item 8. The fair value of the options were recognized over the life of the consulting agreement pursuant to SFAS No. 123, “Accounting for Stock Based Compensation.” Professional fees increased $701,000 during the year ended December 31, 2004, to $3.8 million, from $3.1 million during the year ended December 31, 2003. This increase primarily relates to higher audit fees resulting from increased services, including compliance with the Sarbanes-Oxley Act of 2002. Additionally, legal fees have increased due to a lawsuit relating to construction lending activities that occurred prior to our acquisition of Franklin. Partially offsetting this increase was a decline in costs associated with the consulting agreement with Ranieri & Co, Inc. Pursuant to the consulting agreement, the options fully vested upon the completion of the registration of our common stock during December 2003 and the remaining fair value of the option was recognized in the consolidated statement of operations during the year ended December 31, 2003.
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
Financial Condition

General
      Total assets increased $1.0 billion to $4.5 billion at December 31, 2005, from $3.5 billion at December 31, 2004. The increase in assets was primarily attributable to new builder lines, purchases and originations of single family loans and the acquisitions of Athens and Elgin, which added approximately $206.6 million and $83.7 million in assets, respectively.
      Total assets were $3.5 billion at December 31, 2004, compared to $2.3 billion at December 31, 2003. The increase in assets was primarily attributable to purchases and originations of single family loans, new builder lines, growth in the mortgage banker finance portfolio and the acquisitions of Cedar Creek and Lost Pines, which added approximately $108.1 million and $40.6 million in assets, respectively.

Investment Portfolio
      Our objective in the management of our investment portfolio is to maintain a portfolio that provides for liquidity needs, provides a profitable interest rate spread over liabilities with similar maturities, includes assets that can be pledged as collateral for borrowings, meets regulatory requirements and enhances the utilization of our capital.
      Our investment portfolio primarily consists of mortgage-backed securities, mutual funds, stock of the FHLB and other debt securities. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total equity, except for FHLB stock, which is a required investment, and a mutual fund investment, in which we look at the underlying investments in the fund. Exempt from this calculation are U.S. Treasury and U.S. government agency securities.

      The following tables set forth the composition and fair value of our investment portfolio as of the dates indicated. At these dates, there were no securities held-to-maturity.

	December 31, 2005

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$61,373	$252	$(923)	$60,702
Agency adjustable rate	77,216	310	(689)	76,837

Total mortgage-backed securities	138,589	562	(1,612)	137,539

Securities available for sale:
Mutual fund investment	52,299	—	(1,355)	50,944
Agency securities	6,879	—	(117)	6,762
Municipal bonds	5,731	10	(24)	5,717
Corporate securities	359	—	(3)	356

Total securities available for sale	65,268	10	(1,499)	63,779

Federal Home Loan Bank stock and other investments	80,802	—	—	80,802

Total investment portfolio	$284,659	$572	$(3,111)	$282,120

	December 31, 2004

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

	December 31, 2003

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Investment portfolio
Mortgage-backed securities:
Agency adjustable rate	$147,271	$201	$(97)	$147,375
Agency fixed rate	30,181	16	—	30,197

Total mortgage-backed securities	177,452	217	(97)	177,572

Securities available for sale:
Mutual fund investment	51,295	—	(308)	50,987
Agency securities	38,888	—	—	38,888
Treasury securities	1,294	—	(1)	1,293

Total securities available for sale	91,477	—	(309)	91,168

Federal Home Loan Bank stock and other investments	32,866	—	—	32,866

Total investment portfolio	$301,795	$217	$(406)	$301,606

      At December 31, 2005, our investment portfolio totaled $282.1 million, compared to $257.4 million at December 31, 2004. The increase in the investment portfolio was due to purchases totaling $86.2 million offset by sales of $56.3 million and principal repayments. During 2005, $53.8 million of single family loans were securitized into FNMA securities. The Athens and Elgin acquisitions added approximately $55.4 million to our investment portfolio, the majority of which matured the month following these acquisitions.
      At December 31, 2004, our total investment portfolio was $257.4 million, compared to $301.6 million at December 31, 2003. The decline in the investment portfolio was due to sales totaling $31.1 million and principal repayments. Sales during the year ended December 31, 2004 included $22.0 million acquired from Jacksonville. The Cedar Creek and Lost Pines acquisitions added $12.0 million and $10.4 million to our investment portfolio, respectively.
      The following table presents a summary of yields and maturities or repricing for our available-for-sale investment portfolio at December 31, 2005:

			Due		After One		After Five
			Within		But Within		But Within		After Ten
	Total	Yield	One Year	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

	(Dollars in thousands)
Available for sale investment portfolio:
Mortgage-backed securities — agency	$137,539	4.24%	$40,678	3.24%	$30,319	4.01%	$2,195	4.35%	$64,347	4.97%

Other securities:
Agency and municipals(1)	12,479	3.49	3,848	3.14	5,217	3.78	1,905	3.35	1,509	3.54
Private	356	2.90	356	2.90	—	—	—	—	—	—

Total other securities	12,835	3.47	4,204	3.12	5,217	3.78	1,905	3.35	1,509	3.54

Total available for sale securities	150,374	4.18%	$44,882	3.23%	$35,536	3.97%	$4,100	3.88%	$65,856	4.94%

Mutual fund investment	50,944
Federal Home Loan Bank stock and other equity securities	80,802

	$282,120

(1)	Yields on municipal securities are included on the actual book basis.

Loan Portfolio
      Our loan portfolio, excluding allowance for credit losses, premiums and deferred fees and costs, totaled $3.8 billion at December 31, 2005, and was comprised of $2.6 billion of single family mortgage loans, of which $264.6 million was held for sale, $671.1 million of builder lines, $173.8 million of mortgage banker finance lines, $220.7 million of commercial real estate, commercial business and multi-family loans and $92.7 million of consumer loans. This compares to a total loan portfolio of $3.0 billion at December 31, 2004, that was comprised of $2.3 billion of single family mortgage loans, of which $198.7 million was held for sale, $336.3 million of builder lines, $138.1 million of mortgage banker finance lines, $118.8 million of commercial real estate, commercial business and multi-family loans, and $55.2 million of consumer loans.

									Franklin Bank,
	Franklin Bank Corp.								S.S.B.

	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Held for investment:
Single family mortgages	$2,367,658	67.15%	$2,150,287	76.83%	$1,404,730	83.19%	$276,170	90.47%	$2,548	7.29%
Builder lines	671,069	19.03	336,267	12.02	161,759	9.58	5,789	1.90	10,619	30.38
Mortgage banker finance	173,803	4.93	138,080	4.93	3,715	0.22	—	—	—	—
Commercial real estate	168,830	4.79	82,800	2.96	37,115	2.20	7,935	2.60	7,876	22.53
Commercial business	41,172	1.17	19,222	0.69	8,556	0.50	7,985	2.62	7,442	21.29
Multi-family	10,662	0.30	16,740	0.60	5,948	0.35	3,179	1.04	518	1.48
Consumer	92,672	2.63	55,240	1.97	66,821	3.96	4,193	1.37	5,955	17.03

Sub-total	3,525,866	100.00%	2,798,636	100.00%	1,688,644	100.00%	305,251	100.00%	34,958	100.00%

Allowance for credit losses	(13,367)		(7,358)		(4,850)		(1,143)		(442)
Deferred loan costs, net	33,873		23,961		14,850		2,296		—

Total loans held for investment	3,546,372		2,815,239		1,698,644		306,404		34,516

Held for sale:
Single family mortgages	264,560		198,718		112,706		757
Deferred loan costs, net	2,463		3,545		1,766		(1)

Total loans held for sale	267,023		202,263		114,472		756

Total loans	$3,813,395		$3,017,502		$1,813,116		$307,160		$34,516

      Single family mortgages grew by $283.2 million to $2.6 billion at December 31, 2005, from $2.3 billion at December 31, 2004. This growth is attributable to the purchase of $1.2 billion, and the origination of $865.6 million, of single family mortgage loans. The single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for 67% of total purchases, Residential Funding Corp., which accounted for 15% and Morgan Stanley, which accounted for 12% of total purchases during the year ended December 31, 2005. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. The loan packages we purchase are underwritten in accordance with the bank’s underwriting criteria outlined in “Item 1. Business — Underwriting and Risk Management.” Single family mortgage loan originations for the year ended December 31, 2005 came from our community banking offices, our wholesale origination offices in California, Texas and Tennessee and our 45 retail mortgage offices. See “Item 1. Business — Business Activities — Mortgage Banking.” During the year ended December 31, 2005, we also sold into the secondary market $737.3 million of single family loans, of which $27.7 million were from our held for investment portfolio. Principal repayments were $1.1 billion for the year ended December 31, 2005. Additionally, $27.5 million of single family loans were acquired in the Athens and Elgin acquisitions.
      Builder lines increased $334.8 million, to $671.1 million at December 31, 2005, from $336.3 million at December 31, 2004. This increase is due to the growth from our existing offices in Arizona, Florida, Michigan,

Philadelphia and Houston and Dallas, Texas. Builder line fundings totaled $1.4 billion and principal repayments were $1.1 billion during the year ended December 31, 2005. Additionally, $15.5 million of builder lines were acquired from Athens and Elgin.
      Mortgage banker finance lines increased $35.7 million, to $173.8 million at December 31, 2005, from $138.1 million at December 31, 2004. Fundings were $1.6 billion and paydowns were $1.6 billion during the year ended December 31, 2005.
      Commercial real estate, commercial business and multi-family loans increased $101.9 million, to $220.7 million at December 31, 2005, from $118.8 million at December 31, 2004. This increase was due to originations totaling $153.4 million and $55.6 million of such loans acquired from Athens and Elgin during the year ended December 31, 2005. Principal repayments totaled $93.1 million during the year ended December 31, 2005.
      Consumer loans increased $37.5 million, to $92.7 million at December 31, 2005, from $55.2 million at December 31, 2004. This increase was from originations of consumer loans totaling $18.7 million and $46.7 million acquired from Athens and Elgin acquisitions and the branch purchase during the year ended December 31, 2005. Principal repayments totaled $28.0 million during the year ended December 31, 2005.
      The following tables show the geographic distribution of our loan portfolio at December 31, 2005 and 2004:

	December 31, 2005

	Principal	% of
State	Amount	Total

	(Dollars in thousands)
California	$1,007,700	26.59%
Texas	774,210	20.43
Florida	321,995	8.49
Michigan	154,753	4.08
Illinois	124,758	3.29
Georgia	122,739	3.24
Arizona	113,127	2.98
Massachusetts	104,314	2.75
Virginia	102,755	2.71
New York	102,554	2.71
New Jersey	93,418	2.46
Nevada	81,322	2.15
Colorado	79,397	2.09
Washington	70,651	1.86
Maryland	69,188	1.83
North Carolina	57,647	1.52
Pennsylvania	52,942	1.40
Connecticut	40,069	1.06
Ohio	39,674	1.05
Other(1)	277,213	7.31

	$3,790,426	100.00%

	December 31, 2004

	Principal	% of
State	Amount	Total

	(Dollars in thousands)
California	$926,140	30.90%
Texas	604,849	20.18
Florida	220,548	7.36
Arizona	103,799	3.46
Georgia	89,202	2.98
Illinois	87,909	2.93
Colorado	80,837	2.70
Virginia	80,797	2.70
Washington	77,745	2.59
Michigan	76,827	2.56
New York	65,103	2.17
Nevada	61,198	2.04
New Jersey	55,144	1.84
Maine	55,104	1.84
North Carolina	52,273	1.74
Maryland	43,128	1.44
Ohio	39,673	1.32
Minnesota	36,137	1.21
Other(1)	240,941	8.04

	$2,997,354	100.00%

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2005 and 2004.
      We maintain a geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to 35% of total assets, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region other than Texas. Approximately 38% of the total of all single family mortgages purchased by us during 2005 were from California. We expect that single family loans from California will continue to be a significant percentage of our loan portfolio.
      At December 31, 2004, our loan portfolio, excluding allowance for credit losses, premiums and deferred fees and costs, totaled $3.0 billion, and was comprised of $2.3 billion of single family mortgage loans, of which $198.7 million was held for sale, $138.1 million of mortgage banker finance lines, $336.3 million of builder lines, $118.8 million of commercial real estate, commercial business and multi-family loans and $55.2 million of consumer loans. This compares to a total loan portfolio of $1.8 billion at December 31, 2003, that was comprised of $1.5 billion of single family mortgage loans, of which $112.7 million was held for sale, $3.7 million of mortgage banker finance lines, $161.8 million of builder lines, $51.6 million of commercial real estate, commercial business and multi-family loans, and $66.8 million of consumer loans.
      Single family mortgages grew by $831.6 million to $2.3 billion at December 31, 2004, from $1.5 billion at December 31, 2003. This growth is attributable to the purchase of $1.8 billion, and the origination of $632.1 million, of single family mortgage loans. The single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for 75% of total purchases and Morgan Stanley, which accounted for 10% of total purchases during the year ended December 31, 2004. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. The loan packages we purchase are underwritten in accordance with the bank’s underwriting criteria outlined in “Item 1. Business — Underwriting and Risk Management.” Single family mortgage loan originations for the year ended December 31, 2004 came from our wholesale origination offices in California, Texas and Tennessee and our 56 retail mortgage offices. See “Item 1. Business — Business Activities — Mortgage Banking.” During the year ended December 31, 2004, we also sold into the secondary market $825.5 million of single family loans, of which $459.5 million were from our held to maturity portfolio. Principal repayments were $819.3 million for the year ended December 31, 2004. Additionally, $15.2 million of single family loans were acquired in the Cedar Creek and Lost Pines acquisitions.
      Mortgage banker finance lines increased $134.4 million, to $138.1 million at December 31, 2004, from $3.7 million at December 31, 2003. Originations were $625.5 million and paydowns were $491.1 million during the year ended December 31, 2004. Mortgage banker finance activity increased during the year ended December 31, 2004, as this was the first full year that we offered this product.
      Builder lines increased $174.5 million, to $336.3 million at December 31, 2004, from $161.8 million at December 31, 2003. This increase is due to the opening of three new commercial lending offices in Pennsylvania, Michigan and Dallas, Texas during the year ended December 31, 2004, and growth from our existing offices in Florida, Arizona and Houston, Texas. Originations of builder lines totaled $536.2 million and principal repayments were $367.1 million during the year ended December 31, 2004. Additionally, $5.4 million of builder lines were acquired from Cedar Creek and Lost Pines.
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
      The following table presents the maturity or repricing characteristics of our loan portfolio at December 31, 2005.

	December 31, 2005

	Within One	One to Five	After Five
	Year(1)	Years	Years	Total

	(In thousands)
Loans at fixed rates	$222,256	$157,587	$266,850	$646,693
Loans at variable rates	1,856,817	1,272,715	14,201	3,143,733

	$2,079,073	$1,430,302	$281,051	$3,790,426

(1)	Includes single family loans held for sale.

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
      We also utilize wholesale and brokered deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2005, wholesale and brokered deposits constituted approximately 40.9% of our total deposits.

      The following table shows the distribution of and certain other information relating to our deposits at the end of each period indicated.

	December 31,	Period	December 31,	Period	December 31,	Period
	2005	End Rate	2004	End Rate	2003	End Rate

	(Dollars in thousands)
Non-interest bearing	$140,571	—%	$68,903	—%	$12,851	—%
Custodial accounts	6,737	—	6,580	—	3,887	—
Interest bearing deposits Checking accounts	207,404	1.58	74,221	0.96	81,511	1.04
Money market accounts	165,300	2.36	165,302	1.75	113,830	1.82

Sub-total	372,704	1.93	239,523	1.51	195,341	1.49
Savings accounts	68,034	0.70	35,945	0.83	35,888	1.07
Certificates of deposit Consumer and commercial	664,869	3.52	369,753	2.65	326,257	2.87
Wholesale and brokered	868,593	3.58	781,694	1.91	685,619	1.61

Sub-total	1,533,462	3.55	1,151,447	2.15	1,011,876	2.02
Total interest bearing deposits	1,974,200	3.15	1,426,915	1.99	1,243,105	1.91

Total deposits	$2,121,508	2.93%	$1,502,398	1.90%	$1,259,843	1.88%

      The following table presents a summary of our average deposits and average rates paid as of the dates indicated:

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Interest bearing deposits
Checking accounts	$126,794	1.18%	$68,182	0.97%	$12,559	0.96%
Money market and savings	190,621	1.63	178,709	1.63	47,726	1.68
Certificates of deposit	457,174	2.79	341,900	2.03	61,852	2.66
Brokered and wholesale	1,068,696	3.22	810,501	1.94	466,469	2.02
Non-interest bearing deposits	114,592	—	42,604	—	13,069	—

Total deposits	$1,957,877	2.64%	$1,441,896	1.82%	$601,675	1.99%

      The following table presents as of December 31, 2005, certificates of deposit in amounts of $100,000 or more by their maturity (in thousands):

	4 Months	7 Months
3 Months	Through	Through	Over 12
or Less	6 Months	12 Months	Months	Total

$39,192	$41,586	$65,115	$66,637	$212,530
      Deposits increased $619.1 million during the year ended December 31, 2005, to $2.1 billion, compared to $1.5 billion at December 31, 2004. This increase was due to a $532.2 million increase in community banking deposits and a $86.9 million increase in wholesale and brokered deposits. The increase in community banking deposits includes $184.9 million acquired from Athens, $73.7 million acquired from Elgin and $274.7 million acquired in the branch purchase. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.
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
      Borrowings. The following table shows certain information regarding our borrowings:

	December 31, 2005		December 31, 2004		December 31, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Unsecured borrowings	$5,000	5.77%	$—	—%	$—	—%
Federal Home Loan Bank Advances
Variable rate	$478,000	4.32%	$320,000	2.33%	$103,050	1.17%
Fixed rate	1,364,394	3.65	1,333,942	2.57	610,069	2.10

	$1,842,394	3.82%	$1,653,942	2.53%	$713,119	1.97%

Maximum outstanding at any month-end	$2,038,568		$1,653,942		$713,119
Average daily balance	$1,821,530		$1,157,086		$399,204
Average interest rate	3.08%		2.16%		1.87%
      At December 31, 2005, our borrowings were $1.8 billion, compared to $1.7 billion at December 31, 2004 and $713.1 million at December 31, 2003. The increase in borrowings were utilized to fund part of our asset growth. At December 31, 2005, borrowings were 45.2% of our funding liabilities. The Federal Home Loan Bank advances are collateralized by our single family mortgage portfolio and are expected to continue to be a significant part of our funding in the future. During 2005, we established an unsecured line of credit in the amount of $15 million for liquidity purposes that matures in October 2006.
      The following table shows the maturity or repricing of our borrowings at December 31, 2005:

		4 Months	7 Months	1 Year	Greater
	3 Months	Through	Through	Through	Than
	or Less	6 Months	12 Months	3 Years	3 Years	Total

	(In thousands)
Variable rate	$478,000	$—	$—	$—	$—	$478,000
Fixed rate	305,000	478,500	500,000	80,894	—	1,364,394

Total	$783,000	$478,500	$500,000	$80,894	$—	$1,842,394

Junior Subordinated Notes
      At December 31, 2005, the company had four issues of junior subordinated notes outstanding as follows (in thousands):

	Trust		Junior	Company’s
	Preferred		Subordinated	Investment
	Securities		Notes	In the
	Outstanding	Interest Rate	Outstanding	Trust	First Call Date

Franklin Bank Capital Trust I	$20,000	3-month LIBOR plus 3.35%	$20,000	$619	November 2007
Franklin Capital Trust II	20,000	3-month LIBOR plus 1.90%	20,000	619	March 2010
Franklin Capital Trust III	40,000	3-month LIBOR plus 1.90%	40,000	1,238	June 2010
Franklin Capital Trust IV	25,000	3-month LIBOR plus 1.60%	25,000	774	November 2010
      In November 2002, the company formed Franklin Bank Capital Trust I (the “Trust”), a wholly owned subsidiary. The Trust issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes (the “junior notes”) issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust has the funds available for payment. The rate on the junior notes resets quarterly at a base rate of 3-month LIBOR plus 3.35%. The junior notes first call date is in November 2007 and the notes mature in November 2032. The interest rate was 7.69% and 5.64% at December 31, 2005 and 2004, respectively. The company’s investment in the Trust was $619,000 at December 31, 2005 and 2004. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap is $20 million and has been designated as a cash flow hedge to effectively convert the junior notes to a fixed rate basis. The agreement involves the receipt of floating rate amounts in exchange for fixed interest rate payments at an interest rate of 3.425% over the life of the agreement without an exchange of the underlying principal amounts.
      In February 2005, the company formed Franklin Capital Trust II (“Trust II”), a wholly owned subsidiary. Trust II issued $20 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust II has the funds available for payment. If we were to default in payment of these securities, we would be unable to make any cash dividends on our common stock until such default was cured. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is March 15, 2010 and they mature in March 2035. At December 31, 2005, the interest rate was 6.39% and the company’s investment in Trust II was $619,000. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap is $20 million and has been designated as a cash flow hedge to effectively convert the junior notes to a fixed rate basis. The agreement involves the receipt of floating rate amounts in exchange for fixed interest rate payments at an interest rate of 4.29% over the life of the agreement without an exchange of the underlying principal amounts.
      In May 2005, the company formed Franklin Capital Trust III (“Trust III”), a wholly owned subsidiary. Trust III issued $40 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust III has the funds available for payment. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is June 15, 2010 and they mature in June 2035. At December 31, 2005, the interest rate was 6.39% and the company’s investment in Trust III was $1.2 million.
      In August 2005, the company formed Franklin Capital Trust IV (“Trust IV”) a wholly owned subsidiary. Trust IV issued $25 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust IV has the funds available for payment. The rate on these junior notes resets quarterly at a base rate of 3-month LIBOR plus 1.60%. The first call date for these junior notes is November 2010 and they mature in November 2035. At December 31, 2005, the interest rate was 5.98% and the company’s investment in Trust IV was $774,000.
Credit Quality

Non-Performing Assets and Impaired Loans
      Non-performing assets are comprised of non-performing loans and real estate owned. At December 31, 2005, we had $31.0 million in non-performing assets. This is comprised of $20.3 million in loans that were four payments or more delinquent in nonaccrual status, a $5.8 million mortgage banker finance loan where the customer ceased operations in the fourth quarter of 2005 and $4.9 million of real estate owned. This compares to $8.3 million in non-performing assets at December 31, 2004, comprised of $4.9 million in loans that were in nonaccrual status, and $3.4 million of real estate owned.
      Loans are generally placed on nonaccrual status upon becoming four payments past due as to interest or principal. Generally, consumer loans that are not secured are placed in nonaccrual status when deemed uncollectible. Such loans are charged off when they reach 120 days past due.
      At the time a loan is placed in nonaccrual status, the accrued but uncollected interest receivable is reversed and accounted for on a cash or recovery method thereafter, until qualifying for return to accrual status.

Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part.
      Additional interest income of $1.3 million, $180,000 and $125,000 would have been recorded for the years ended December 31, 2005, 2004 and 2003, respectively, had the loans been accruing according to their original terms. Interest income of $884,000, $115,000 and $129,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 2005, 2004 and 2003, respectively. On December 31, 2005, we had $26.1 million of loans in non-accrual status, compared to $4.9 million on December 31, 2004 and $5.5 million on December 31, 2003. At December 31, 2005, we had $1.8 million of restructured loans and $21.4 million of impaired loans. There were no restructured or impaired loans at December 31, 2004 and 2003.
      The recorded investment in impaired loans were as follows (in thousands):

	December 31,

	2005	2004

With allowances	$21,343	$—
Without allowances	98	—

	$21,441	$—

Allowance for impaired loans	$4,763	—
      The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Average balance of impaired loans	$21,441	$—	$—
Interest income recognized	767	—	—
      Non-performing loans and real estate owned consisted of the following:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Non-performing loans
Single family mortgages	$3,325	$2,675	$4,018	$—	$—
Commercial	22,427	1,944	1,246	1,518	800
Consumer	305	285	298	—	—

Total nonperforming loans	26,057	4,904	5,562	1,518	800

Real estate owned
Single family mortgages	1,450	961	439	—	—
Commercial	3,482	2,424	434	958	—

Total real estate owned	4,932	3,385	873	958	—

Total nonperforming assets	$30,989	$8,289	$6,435	$2,476	$800

      Beginning in 2004, we changed our methodology for determining non-accrual loans from those 90 days or more delinquent to four payments or more delinquent. Non-performing loans at December 31, 2003, 2002 and 2001 are based on those 90 days or more delinquent.
      At December 31, 2005 and 2004, we had $12.3 million and $9.0 million in loans that were classified as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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
      The allowance for credit losses at December 31, 2005 was $13.4 million, or 0.35% of total loans outstanding, an increase of $6.0 million from December 31, 2004. The increase in the allowance for credit losses is primarily due to a $4.4 million allowance on a mortgage banker finance loan where the customer ceased operations in the fourth quarter of 2005. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

      The following table allocates the allowance for credit losses based on management’s judgment of potential losses in the respective areas based on our systematic method. While management has allocated the allowance to various portfolios, the allowance for credit losses is general and is available for the portfolio in its entirety.

	December 31, 2005

		% of Total
		Allowance
	Amount	by Category

	(In thousands)
Single family mortgages	$2,686	20.10%
Builder lines	2,921	21.85
Mortgage banker finance	4,678	35.00
Commercial real estate	1,488	11.13
Commercial business	643	4.81
Multi-family	241	1.80
Consumer	710	5.31

Total	$13,367	100.00%

Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations
      The following table sets forth our significant contractual obligations as of December 31, 2005:

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
FHLB advances	$1,842,394	$1,506,483	$335,911	$—	$—
Junior subordinated notes(1)	105,000	—	20,000	85,000	—
Interest expense on long-term debt(2)	57,821	42,967	14,854	—	—
Operating leases	10,975	1,353	3,190	2,683	3,749

Total contractual cash obligations	$2,016,190	$1,550,803	$373,955	$87,683	$3,749

(1)	We can redeem the junior subordinated notes at our option at par plus accrued unpaid interest beginning in November 2007 for Trust I and March, June and November 2010 for Trust II, Trust III and Trust IV, respectively. The notes mature in November 2032 for the first note issuance, and 2035 for the second through fourth issuances.

(2)	Includes estimated cash payments for interest expense on FHLB advances. Interest expense related to the junior subordinated notes has been excluded as the amount of cash owed depends on changes in market interest rates.
      We are a party to interest rate swap agreements whereby we receive a floating rate of interest in exchange for fixed interest rate payments, without an exchange of the underlying principal amounts. The net amount of cash owed or received depends on changes in market interest rates. The interest rate swaps mature in November 2007.

      The following table sets forth our other significant commitments as of December 31, 2005:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			After
Other Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Builder lines, mortgage- banker finance, commercial and consumer lines of credit	$856,892	$451,551	$325,091	$78,689	$1,561
Interest rate lock commitments(1)	46,948	46,948	—	—	—
Letters of credit	10,368	10,208	160	—	—

Total other commitments	$914,208	$508,707	$325,251	$78,689	$1,561

(1)	Adjusted for estimated commitments expected to expire prior to the closing of the mortgage loan.
      We had no commitments to purchase single family loans at December 31, 2005 and we had commitments to purchase $180.0 million of single family loans at December 31, 2004. We had no obligations to purchase mortgage-backed securities at December 31, 2005 and 2004.
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
      The following table presents the bank’s regulatory capital and the regulatory capital requirements at December 31, 2005:

	Well
	Capitalized	Actual

Tier 1 leverage capital ratio	5.00%	6.33%
Tier 1 risk-based capital ratio	6.00%	9.92%
Total risk-based capital	10.00%	10.41%
      The bank’s regulatory capital at December 31, 2005 was in excess of the “well capitalized” levels. See “Regulation and Supervision” for a discussion of the regulatory capital requirements for federally insured, state-chartered banks.
Liquidity
      Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity management is guided by policies developed and monitored by the bank’s asset/liability committee, which is comprised of members of our senior management. These policies take into account the marketability of assets, the sources and stability of funding and the amount of loan commitments. For the years ended December 31, 2005 and 2004, a significant source of funding has been from our deposits, both community banking and brokered.
      Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas, a short-term line of credit and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At December 31, 2005, our borrowings from the FHLB were $1.8 billion and our additional borrowing capacity was approximately $391.8 million. At December 31, 2005, we had borrowed $5.0 million on our $15 million line of credit and had no securities sold under agreement to repurchase. See Note 9 to the consolidated financial statements.
      We are a holding company without any significant assets other than our equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At December 31, 2005, we had approximately $11.4 million in available cash and the bank had the ability to pay approximately $61.0 million in dividends to us without prior regulatory approval.

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
      We use various asset/liability strategies to manage the interest rate sensitivity of our assets and liabilities to ensure that our exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. These strategies include adjusting the terms and pricing of our loans, deposits and borrowings and managing the deployments of our securities and short term assets to reduce or increase the mismatches in interest rate repricing. When appropriate, our management may utilize instruments such as interest rate swaps, floors and caps to hedge our interest rate position. As of December 31, 2005, we had entered into interest swaps to adjust the repricing characteristics of $40 million of our junior notes from a floating rate to a fixed rate.
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
      One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Our one year cumulative interest rate gap position at December 31, 2005 was a negative gap of $231.6 million, or 5.18%, of total assets. This is a one-day position which is continually changing and is not necessarily indicative of our position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate moves. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or re-pricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates, our assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase our negative gap position. Conversely, during a period of falling interest rates, our assets would tend to prepay faster than expected thus decreasing the negative gap.
       Interest Rate Sensitivity
      We use interest management contracts as tools to manage our interest rate risk. The following table summarizes the key contractual terms associated with these contracts:

	December 31, 2005
	Maturity Range

	Fair	Notional							After
	Value	Amount	2006	2007	2008	2009	2010	2011	2011

	(Dollars in thousands)
Interest Rate Risk
Management Contracts:
Asset/ Liability Management
Pay-fixed swaps:	$872
Contractual maturity		40,000	—	20,000		—	20,000	—	—
Pay rate		3.856%		3.425%			4.29%
Receive rate		4.415%		4.34%			4.49%
Forward sales commitments:	$(391)
Contractual maturity		68,000	68,000	—	—	—	—	—	—
Weighted average price		99.096	99.096

	December 31, 2004
	Maturity Range

	Fair	Notional							After
	Value	Amount	2005	2006	2007	2008	2009	2010	2010

	(Dollars in thousands)
Interest Rate Risk
Management Contracts:
Asset/ Liability Management
Pay-fixed swaps:	$70
Contractual maturity		20,000	—	—	20,000	—	—	—	—
Pay rate		3.425%			3.425%
Receive rate		2.290%
Forward sales commitments:	$154
Contractual maturity		86,000	86,000	—	—	—	—	—	—
Weighted average price		101.649	101.649
      The following table represents the expected repricing characteristics of our assets and liabilities at December 31, 2005, utilizing the assumptions noted below:

	Amounts Maturing or Repricing in

		One Year (But
	Less than	More Than	One to	Over Five	Non-Rate
	Three Months	Three Months)	Five Years	Years	Sensitive	Total

	(Dollars in thousands)
ASSETS
Cash, investment securities and mortgage-backed securities(1)	$221,828	$41,948	$59,282	$41,062	$43,725	$407,845
Single family mortgages(1)(2)	645,131	1,336,562	566,271	117,898	6,742	2,672,604
Commercial and consumer loans(1)	896,204	26,673	163,885	44,740	22,656	1,154,158
Other assets	42,583	—	—	—	194,062	236,645

Total assets	$1,805,746	$1,405,183	$789,438	$203,700	$267,185	$4,471,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Certificate of deposits	$626,262	$704,524	$194,729	$6,265	$1,682	$1,533,462
Money market and savings(3)	74,084	68,247	91,002	—	—	233,333
Checking(3)	17,400	58,938	278,375	—	—	354,713

Total deposits	717,746	831,709	564,106	6,265	1,682	2,121,508
Federal Home Loan Bank advances	783,000	978,500	80,346	—	548	1,842,394
Junior subordinated notes & short-term borrowings	70,000	—	40,000	—	2,960	112,960
Other liabilities	48,868	12,691	—	—	—	61,559
Stockholders’ equity	—	—	—	—	332,831	332,831

Total liabilities and stockholders’ equity	$1,619,614	$1,822,900	$684,452	$6,265	$338,021	$4,471,252

Period gap	$186,132	$(417,717)	$104,986	$197,435	$(70,836)	$—

Cumulative gap	$186,132	$(231,585)	$(126,599)	$70,836	$—

Cumulative gap as a percentage of assets	4.16%	(5.18)%	(2.83)%	1.58%

(1)	Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.

(2)	Includes mortgage warehouse loans held for sale.

(3)	Based on projected decay rates and/or repricing.

      To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At December 31, 2005, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points. At December 31, 2005, our net interest income exposure was within the guidelines established by our board of directors.
      The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage
Interest Rate Scenario	Interest Income	Change from Base

	(In thousands)
Up 200 basis points	$83,760	(6.45)%
Up 100 basis points	86,888	(2.96)
Base	89,535	—
Down 100 basis points	92,476	3.28
Down 200 basis points	95,111	6.23
      We also measure the impact of market interest rate changes on the net present value of our assets and liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. At December 31, 2005, we used a simulation model to analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points. At December 31, 2005, our market value exposure was within the guidelines established by our board of directors.
      The following table indicates changes to the market value of our equity as a result of the interest rate movements described above:

	Market	Percentage
Interest Rate Scenario	Value	Change from Base

	(In thousands)
Up 200 basis points	$300,932	(25.8)%
Up 100 basis points	356,491	(12.1)
Base	405,740	—
Down 100 basis points	468,756	15.5
Down 200 basis points	526,254	29.7
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
To the Stockholders of
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

/s/ Anthony J. Nocella

Anthony J. Nocella
President and Chief Executive Officer

/s/ Russell McCann

Russell McCann
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Franklin Bank Corp.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Franklin Bank Corp. and subsidiaries (the “company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Franklin Bank Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United State of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
March 1, 2006

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$125,727	$90,161
Securities available for sale, at fair value (amortized cost of $65.3 million and $73.7 million at December 31, 2005 and 2004, respectively)	63,779	72,998
Federal Home Loan Bank stock and other investments, at cost	80,802	74,673
Mortgage-backed securities available for sale, at fair value (amortized cost of $138.6 million and $109.8 million at December 31, 2005 and 2004, respectively)	137,539	109,703
Loans held for sale	267,023	202,263
Loans held for investment (net of allowance for credit losses of $13.4 million and $7.4 million at December 31, 2005 and 2004, respectively)	3,546,372	2,815,239
Goodwill	147,742	69,212
Other intangible assets, net of amortization	13,954	7,095
Premises and equipment, net	25,459	13,169
Real estate owned	5,856	4,418
Other assets	56,999	20,803

TOTAL ASSETS	$4,471,252	$3,479,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$2,121,508	$1,502,398
Federal Home Loan Bank advances	1,842,394	1,653,942
Short-term borrowings	5,000	—
Junior subordinated notes	107,960	20,254
Other liabilities	61,559	22,431

Total liabilities	4,138,421	3,199,025
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 23,375,076 and 21,895,785 issued and outstanding at December 31, 2005 and 2004, respectively	234	219
Additional paid-in capital	281,789	255,348
Retained earnings	51,863	25,567
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(1,606)	(472)
Cash flow hedges, net	551	47

Total stockholders’ equity	332,831	280,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,471,252	$3,479,734

See notes to the consolidated financial statements

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands except per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$7,697	$3,878	$1,564
Mortgage-backed securities	4,520	4,989	1,356
Loans	184,957	109,524	37,473

Total interest income	197,174	118,391	40,393

INTEREST EXPENSE
Deposits	51,791	26,223	11,995
Federal Home Loan Bank advances	56,909	24,938	7,455
Junior subordinated notes	4,441	1,488	1,473
Other	2	—	35

Total interest expense	113,143	52,649	20,958

Net interest income	84,031	65,742	19,435
PROVISION FOR CREDIT LOSSES	4,859	2,081	1,004

Net interest income after provision for credit losses	79,172	63,661	18,431

NON-INTEREST INCOME
Loan fee income	6,920	5,037	1,146
Gain on sale of single family loans	4,214	3,647	2,072
Deposit fees	4,874	2,505	191
Gain on sale of securities	974	229	859
Other	1,802	1,194	502

Total non-interest income	18,784	12,612	4,770

NON-INTEREST EXPENSE
Salaries and benefits	28,452	20,081	9,101
Data processing	5,463	3,613	1,349
Occupancy	5,379	3,548	1,667
Professional fees	4,623	3,295	1,641
Professional fees — related parties	417	500	1,453
Loan expenses, net	2,343	2,387	913
Core deposit amortization	1,304	588	(145)
Other	8,690	6,643	2,248

Total non-interest expenses	56,671	40,655	18,227

Income before taxes	41,285	35,618	4,974
INCOME TAX EXPENSE	14,989	12,469	1,776

NET INCOME	$26,296	$23,149	$3,198

Net income per common share Basic	$1.16	$1.09	$0.30
Diluted	$1.13	$1.07	$0.29
Basic weighted average number of common shares outstanding	22,739,255	21,276,560	10,825,757
Diluted weighted average number of common shares outstanding	23,209,893	21,716,582	10,851,137
See notes to the consolidated financial statements

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock						Accumulated
							Other
							Comprehensive
	Class A		Class B		Additional	Retained	Income—	Total
					Paid-In	Earnings	Unrealized	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Gains (Losses)	Equity

	(Dollars in thousands)
BALANCE AT JANUARY 1, 2003	8,000,000	$80	2,353,320	$24	$97,863	$(780)	$220	$97,407
Issuance of common stock	10,871,943	107	—	—	156,320	—	—	156,427
Issuance costs	—	—	—	—	(12,114)	—	—	(12,114)
Conversion of shares	2,353,320	24	(2,353,320)	(24)	—	—	—	—
Non-employee stock based compensation	—	1	—	—	1,020	—	—	1,021
Comprehensive income (loss)
Net income	—	—	—	—	—	3,198	—	3,198
Change in unrealized gains on securities available-for-sale, net of tax of $7	—	—	—	—	—	—	15	15
Reclassification adjustment, net of tax of $(292)	—	—	—	—	—	—	(567)	(567)
Change in cash flow hedges, net of tax of $27	—	—	—	—	—	—	51	51

Total comprehensive income (loss)	—	—	—	—	—	3,198	(501)	2,697

BALANCE AT DECEMBER 31, 2003	21,225,263	212	—	—	243,089	2,418	(281)	245,438
Issuance of common stock	670,522	7	—	—	12,311	—	—	12,318
Issuance costs	—	—	—	—	(52)	—	—	(52)
Comprehensive income (loss)
Net income	—	—	—	—	—	23,149	—	23,149
Change in unrealized gains on securities available-for-sale, net of tax of $(101)	—	—	—	—	—	—	(196)	(196)
Reclassification adjustment, net of tax of $(78)	—	—	—	—	—	—	(151)	(151)
Change in cash flow hedges, net of tax of $104	—	—	—	—	—	—	203	203

Total comprehensive income (loss)	—	—	—	—	—	23,149	(144)	23,005

BALANCE AT DECEMBER 31, 2004	21,895,785	219	—	—	255,348	25,567	(425)	280,709
Issuance of common stock	1,479,291	15	—	—	26,502	—	—	26,517
Issuance costs	—	—	—	—	(61)	—	—	(61)
Comprehensive income (loss)
Net income	—	—	—	—	—	26,296	—	26,296
Change in unrealized gains (losses) on securities available-for-sale, net of tax of $(338)	—	—	—	—	—	—	(512)	(512)
Reclassification adjustment, net of tax of $(352)	—	—	—	—	—	—	(622)	(622)
Change in cash flow hedges, net of tax of $297	—	—	—	—	—	—	504	504

Total comprehensive income (loss)	—	—	—	—	—	26,296	(630)	25,666

BALANCE AT DECEMBER 31, 2005	23,375,076	$234	—	$—	$281,789	$51,863	$(1,055)	$332,831

See notes to the consolidated financial statements

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,296	$23,149	$3,198
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	4,859	2,081	1,004
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(5,279)	(3,876)	(2,931)
Depreciation and amortization	5,048	2,287	1,002
Federal Home Loan Bank stock dividends	(2,985)	(1,006)	(429)
Funding of loans held for sale	(865,621)	(632,069)	(291,815)
Proceeds from sale of loans held for sale	713,576	368,403	149,746
Proceeds from principal repayments of loans held for sale	90,883	180,301	32,248
Other change in loans held for sale	376	(4,426)	(486)
Change in interest receivable	(4,818)	(6,111)	(4,114)
Change in other assets	(27,717)	6,960	15,762
Change in other liabilities	38,542	10,135	4,566

Net cash used by operating activities	(26,840)	(54,172)	(92,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Athens	(43,500)	—	—
Purchase of Elgin	(11,701)	—	—
Purchase of Cedar Creek	—	(11,319)	—
Purchase of Lost Pines	—	(7,148)	—
Purchase of Jacksonville	—	—	(68,092)
Purchase of Highland	—	—	(15,927)
Cash and cash equivalents acquired from Branches	230,958	—	—
Cash and cash equivalents acquired from Athens	76,646	—	—
Cash and cash equivalents acquired from Elgin	13,771	—	—
Cash and cash equivalents acquired from Cedar Creek	—	43,418	—
Cash and cash equivalents acquired from Lost Pines	—	7,850	—
Cash and cash equivalents acquired from Jacksonville	—	—	13,650
Cash and cash equivalents acquired from Highland	—	—	14,105
Funding of loans held for investment	(3,204,806)	(1,228,461)	(226,725)
Proceeds from principal repayments of loans held for investment	3,772,914	1,555,176	530,295
Proceeds from sales of loans held for investment	27,889	460,743	—
Proceeds from principal repayments of mortgage-backed securities	52,360	69,357	24,725
Proceeds from sales and maturities of securities	45,432	42,742	71,179
Proceeds from sales of mortgage-backed securities	57,278	—	—
Proceeds from redemptions of Federal Home Loan Bank stock	16,374	—	—
Proceeds from sale of real estate owned	4,302	1,859	1,264
Purchases of loans held for investment	(1,231,824)	(1,828,930)	(1,408,554)
Other change in loans held for investment	(14,932)	(10,971)	6,631
Purchases of mortgage-backed securities	(64,957)	(3,566)	(114,230)
Purchases of Federal Home Loan Bank stock and other securities	(21,193)	(42,351)	(79,454)
Purchases of premises and equipment	(2,981)	(2,030)	(779)

Net cash used by investing activities	(297,970)	(953,631)	(1,251,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	81,528	109,773	613,001
Proceeds from Federal Home Loan Bank advances	1,943,000	1,316,500	655,375
Repayment of Federal Home Loan Bank advances	(1,754,331)	(375,373)	(36,825)
Net proceeds from short-term borrowings	5,000	—	—
Repayment of notes payable	—	—	(19)
Proceeds from issuance of junior subordinated notes	85,000	—	—
Proceeds from issuance of common stock	235	—	—
Proceeds from public offering of common stock	—	—	152,366
Payment of common stock issuance costs	(56)	—	(11,348)

Net cash provided by financing activities	360,376	1,050,900	1,372,550

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,566	43,097	28,389
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,161	47,064	18,675

CASH AND CASH EQUIVALENTS AT PERIOD END	$125,727	$90,161	$47,064

Supplemental disclosures of cash flow information
Cash paid for interest	$98,730	$46,881	$16,332
Cash paid for taxes	15,778	7,556	1,958
Noncash investing activities
Loans securitized into mortgage-backed securities	$53,792	$—	$—
Real estate owned acquired through foreclosure	5,345	4,447	873
Noncash financing activities
Issuance of common stock for Athens acquisition	$14,350	$—	$—
Issuance of common stock for Elgin acquisition	11,927	—	—
Issuance of common stock for Cedar Creek acquisition	—	12,317	—
Issuance of common stock for Highland acquisition	—	—	2,700
See notes to consolidated financial statements

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation
      Franklin Bank Corp., (the “parent company”), is a Texas-based savings and loan holding company that offers mortgage banking, commercial banking and community banking products through its subsidiary, Franklin Bank (the “bank”). As of December 31, 2005, in addition to our corporate office in Houston, Texas, where we provide many of our banking services, we had 35 banking offices in Texas, five regional construction lending offices in Florida, Arizona, Pennsylvania, Michigan and Texas, 45 retail mortgage offices in 24 states throughout the United States, and regional wholesale origination offices located in California and Tennessee.
      Franklin Bank Corp. was formed in August, 2001 for the purpose of acquiring all of the outstanding stock of the bank. The acquisition of the bank was completed on April 9, 2002. Since that date, the company has completed six additional acquisitions including Highland Lakes Bancshares Corporation (“Highland”) on April 30, 2003, Jacksonville Bancorp, Inc. (“Jacksonville”) on December 30, 2003, Lost Pines Bancshares, Inc. (“Lost Pines”) on February 29, 2004, Cedar Creek Bancshares, Inc. (“Cedar Creek”) on December 4, 2004, First National Bank of Athens (“Athens”) on May 9, 2005 and Elgin State Bank (“Elgin”) on July 15, 2005. In addition, the company acquired five community banking branches on December 2, 2005 through a purchase and assumption agreement. These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.”
      The accompanying consolidated financial statements include the accounts of the parent company, a subsidiary of the parent company, the bank and a subsidiary of the bank (collectively known as the “company”). The consolidated statements of operations and cash flows as for the year ended December 31, 2005, include activity for Athens beginning May 10, 2005 and Elgin beginning July 16, 2005. The consolidated statements of operations and cash flows for the year ended December 31, 2004, include activity for Lost Pines beginning March 1, 2004 and Cedar Creek beginning December 4, 2004. The consolidated statements of operations and cash flows for the year ended December 31, 2003 include activity for Highland beginning May 1, 2003 and Jacksonville beginning December 31, 2003. All significant intercompany accounts have been eliminated in consolidation. The majority of the company’s assets and operations are derived from the bank.
      Certain reclassifications have been made to the December 31, 2004 and 2003 financial statements to conform to the December 31, 2005 presentation.

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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
      Declines in fair value of individual held-to-maturity securities below their amortized cost that would be other than temporary may result in write-downs of the individual securities to their fair values and would be included in the consolidated statements of operations as realized losses.
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

Federal Home Loan Bank Stock and Other Investments
      Federal Home Loan Bank (“FHLB”) stock is carried at cost and can only be sold back to the FHLB at par value or to other member banks. Other investments is comprised of an equity investment in another institution, Texas Independent Bank, which can only be sold back to Texas Independent Bank on a formula basis and is carried at cost. Dividends on FHLB and Texas Independent Bank Stock are included in interest income on the consolidated statements of operations.

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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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

Allowance for Credit Losses
      We maintain our allowance for credit losses at the amount estimated by management to be sufficient to absorb probable losses based on available information. Our estimates of credit losses meet the criteria for accrual of loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” as amended by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” When analyzing the appropriateness of the allowance for credit losses we segment the loan portfolio into as many components as practical, each of which will normally have similar characteristics, such as risk classification, delinquency statistics, type of loan, industry, location of collateral property, loan-to-value ratios or type of collateral. The process of evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating financial information and fair value of the underlying collateral property and second, a methodology for estimating general loan losses. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, we record all estimated credit losses at the time the loan is classified. For components of the loan portfolio that are not homogenous, such as commercial loans, and are not classified, we establish the credit loss allowance based on a credit grade that is assigned to the loan at origination on a formula basis and provide for these over the first year of the loan. For homogenous loans, such as single-family mortgage and consumer loans, we utilize the frequency and severity of losses for the asset class and the delinquency status. When available information confirms specific loans, or portions of those loans, to be uncollectible, we charge off those amounts against the allowance for credit losses. Even after loans are charged-off, we continue reasonable collection efforts until the potential for recovery is exhausted.
      Estimates of credit losses involve an exercise of judgment. While it is possible that in the near term the bank may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowance for credit losses is adequate to absorb losses which may exist in the current loan portfolio.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Sales of Single Family Loans
      Gains and losses on loan sales are recognized at the time of sale and are determined using the specific identification method. At the time of sale, control over the assets is transferred to the purchaser and all rights and beneficial interests in the transferred assets are relinquished by the bank and its creditors to the purchaser. The bank is not entitled or obligated to repurchase or redeem sold loans except under general representations and warranties included in the sales agreement, whereby the bank may be required to repurchase certain loans if they do not meet certain conditions specified in the sales agreement. Typically, when loans are sold, the associated servicing rights are released with the principal of the loan and any other retainable interests. Servicing rights that are retained are included in other intangible assets on the balance sheet.
      The company did not sell any loans to related or affiliated parties during the years ended December 31, 2005, 2004 or 2003.

Goodwill
      Goodwill represents the excess of the purchase price over the fair value of net assets acquired and the purchase premium on branch acquisitions, adjusted for core deposit premiums, which are included in intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be evaluated for impairment at least annually. Goodwill will be tested for impairment using quoted market prices and transactions involving similar private institutions to determine if the fair value of our assets, net of liabilities, exceeds the carrying amount. If the fair value of our net assets is determined to be less than the carrying amount, goodwill will be written down through a charge to current operations.

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

Premises and Equipment
      Land is carried at cost. Buildings, furniture and equipment and leasehold improvements are carried at cost, or fair value at acquisition, less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining life of the original lease term or remaining lease renewal period.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate Owned (“REO”)
      Real estate acquired through foreclosure is accounted for at the lower of carrying value or fair value less estimated costs to sell at the time of foreclosure. Declines in a property’s fair value below its carrying value subsequent to foreclosure would be charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for REO losses are included in current operations in non-interest expense in the consolidated statements of operations.
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

Stock-Based Compensation
      The company measures its employee stock-based compensation using the intrinsic value based method of accounting under the provisions of AICPA Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost has been recognized for the company’s stock options. Pro forma information regarding net income is required under SFAS No. 123 Revised, “Accounting for Stock-Based Compensation” and has been determined as if the company accounted for its employee stock-option plans under the fair value method of SFAS No. 123 Revised. The fair value of options at the date of grant was estimated using a Black-Scholes option-pricing model, which requires use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics, and changes in the subjective input assumptions can materially affect the fair-value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
the employee stock options. The following table shows the pro forma amounts attributable to stock-based employee compensation cost for the periods presented (dollars in thousands except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income as reported	$26,296	$23,149	$3,198
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	899
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards granted, net of tax	(2,633)	(851)	(1,305)

Pro forma net income	$23,663	$22,298	$2,792

Common share data:
Basic earnings per share
As reported	$1.16	$1.09	$0.30
Pro forma	1.04	1.05	0.26
Diluted earnings per share
As reported	1.13	1.07	0.29
Pro forma	1.02	1.03	0.25
      The company adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004)”, on January 1, 2006.

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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
      The company has entered into interest rate swap agreements in order to hedge the variable rate junior subordinated notes. These swaps qualify as cash flow hedges in accordance with SFAS No. 133. Hence, the swaps are included in the balance sheet at market value and changes in market value are included, net of tax, as a component of “other comprehensive income” in the statement of stockholders’ equity.
      As of December 31, 2005, accumulated other comprehensive income included $551,000 of deferred after-tax net gains related to derivative instruments designated as cash flow hedges of our junior subordinated notes, none of which is expected to be reclassified into earnings during the next twelve months.

Off-Balance Sheet Financial Instruments
      The company has entered into certain off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when funded.

Recent Accounting Standards
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, is considered unconditional when the timing and/or settlement of a legal obligation is conditional on a future event, even when it may or may not be under the control of the entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If sufficient information is not available at the time the liability is incurred, a liability must be recognized at the time the sufficient information becomes available. The uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for fiscal years ending after December 15, 2005 and did not have a material impact on the company’s financial condition, results of operations or cash flows.
      In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of this Statement, a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by the Statement, will be recognized as an addition to paid-in capital. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and to the unvested portion of previously granted awards that remain outstanding at the date of adoption. Upon adoption of this Statement, the company plans to use the modified prospective method of transition. Under this method, the

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
company will record compensation expense for the unvested portion of awards granted prior to the initial adoption of this Statement and for any awards issued, modified or settled after the effective date of this Statement. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The company adopted the provisions of this Statement on January 1, 2006. The implementation of this Statement will reduce 2006 earnings by approximately $520,000, net of tax, based on the outstanding options at December 31, 2005.
      In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities with evidence of credit deterioration to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 became effective for loans and debt securities acquired after December 31, 2004. The requirements of SOP 03-3 did not have a material impact on the company’s financial condition, results of operations or cash flows.
      In March 2004, the SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) was issued, which addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The company measures the fair value of interest rate lock commitments based on the estimated fair value of the underlying mortgages, including the value of the servicing, when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. SAB 105 did not have a material impact on the company’s financial condition, results of operations or cash flows.
      In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On November 3, 2005, FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1 was issued to address the determination of when an investment is considered impaired and whether that impairment is other than temporary. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005. The company believes the FSP on FAS 115-1 and FAS 124-1 will not have a material impact on the company’s financial condition, results of operations or cash flows.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Acquisitions
      The following table summarizes our completed acquisitions since December 2002:

		Total		Banking
Date	Institution Acquired	Purchase Price	Assets	Offices

July 2005	Elgin State Bank	$23.9 million	$83.7 million	2
May 2005	First National Bank of Athens	$58.3 million	$206.6 million	4
December 2004	Cedar Creek Bancshares, Inc.	$24.1 million	$108.1 million	5
February 2004	Lost Pines Bancshares, Inc.	$7.2 million	$40.6 million	2
December 2003	Jacksonville Bancorp, Inc.	$68.6 million	$468.0 million	9
April 2003	Highland Lakes Bancshares Corporation	$18.5 million	$83.6 million	1
In addition, the company purchased five community banking branches on December 2, 2005 in a purchase and assumption agreement. As of the purchase date, total assets were $11.9 million and $274.7 million of deposits were assumed for a purchase premium of $33.6 million.
      We acquired 100% of the assets and liabilities of each of these institutions, except for the branch purchase in December 2005, which were accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” Jacksonville and Lost Pines were acquired in cash only transactions. The acquisition of Franklin Bank gave us the platform on which we have built our business. The Jacksonville acquisition gave us our entry into the east Texas market. The Highland, Lost Pines and Elgin acquisitions expanded our central Texas market and the Cedar Creek and Athens acquisitions expanded our east Texas market. The branch purchase added a new market that complements both our central and east Texas markets. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested at least annually for impairment. The core deposit intangibles are being amortized on an accelerated basis over the estimated lives of the underlying deposit relationships acquired. The goodwill related to the Jacksonville, Lost Pines, Cedar Creek, Athens and Elgin acquisitions as well as the purchased branches are not deductible for tax purposes. The goodwill related to the Highland acquisition is deductible for tax purposes. The consolidated financial statements include the operating results and cash flows for Highland beginning May 1, 2003, Jacksonville beginning December 31, 2003, Lost Pines beginning March 1, 2004, Cedar Creek beginning December 4, 2004, Athens beginning May 10, 2005, and Elgin beginning July 16, 2005.
      The estimated fair value of tangible assets acquired and liabilities assumed related to the Elgin, Athens, Cedar Creek, Lost Pines, Jacksonville and Highland acquisitions were as follows (in thousands):

	Elgin	Athens	Cedar Creek	Lost Pines	Jacksonville	Highland

Cash and cash equivalents	$13,782	$76,646	$43,906	$7,850	$13,650	$14,105
MBS, securities and other investments	21,555	33,467	11,994	10,408	153,809	41,424
Loans	44,036	89,398	46,849	19,215	277,078	19,550
Other assets	4,297	7,130	5,391	3,118	23,509	8,528

Total assets acquired	83,670	206,641	108,140	40,591	468,046	83,607

Deposits(1)	73,685	184,914	96,671	36,281	399,751	72,881
Other liabilities	738	293	1,188	850	35,986	2,721

Total liabilities assumed	74,423	185,207	97,859	37,131	435,737	75,602

Net tangible assets acquired	$9,247	$21,434	$10,281	$3,460	$32,309	$8,005

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)	Includes purchase adjustments on certificates of deposits totaling $48,000, $(84,000), $63,000, $29,000, $3.8 million, and $1.4 million for Elgin, Athens, Cedar Creek, Lost Pines, Jacksonville, and Highland, respectively. The certificates of deposit acquired were marked to market value at the acquisition date (A) for certificates of deposit with similar remaining maturities.
      On December 2, 2005, we acquired five community banking branches from another financial institution. In this acquisition we assumed $274.7 million in deposits for a purchase premium of $33.6 million and purchased $10.1 million in loans. Of the purchase premium, $2.8 million was allocated to core deposit intangibles and $30.8 million to goodwill. Included in goodwill is $461,000 of direct acquisition costs. Included in deposits is $759,000 of purchase adjustments on certificates of deposits. The certificates of deposits acquired were marked to market value at the acquisition date for certificates of deposit with similar remaining maturities.
      The purchase price for Elgin, Athens, Cedar Creek, Lost Pines, Jacksonville, and Highland were allocated as follows (in thousands):

	Elgin		Athens

	Amortization		Amortization
2005 Acquisitions:	Period	Amount	Period	Amount

Net tangible assets/(Liabilities
assumed)	N/A	$9,247	N/A	$21,434
Core deposit premium	120 months	736	120 months	2,697
Goodwill	N/A	13,948	N/A	34,130

		$23,931		$58,261

	Cedar Creek		Lost Pines

	Amortization		Amortization
2004 Acquisitions:	Period	Amount	Period	Amount

Net tangible assets	N/A	$10,281	N/A	$3,460
Core deposit premium	120 months	1,494	120 months	790
Goodwill	N/A	12,311	N/A	2,940

		$24,086		$7,190

	Jacksonville		Highland

	Amortization		Amortization
2003 Acquisitions:	Period	Amount	Period	Amount

Net tangible assets	N/A	$32,309	N/A	$8,005
Core deposit premium	120 months	2,005	120 months	556
Goodwill	N/A	34,255	N/A	9,911

		$68,569		$18,472

      Included in the purchase price allocations are direct acquisition costs totaling $303,000 for Elgin, $411,000 for Athens, $450,000 for Cedar Creek, $306,000 for Lost Pines, $1.7 million for Jacksonville, and $1.1 million for Highland.
      The allocation of the purchase price of the branch acquisition, Elgin and Athens at December 31, 2005 is preliminary. These amounts will be finalized as certain valuations and information are available in order to make a definitive allocation.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
      Actual results for the year ended December 31, 2003 include Highland beginning May 1, 2003 and Jacksonville beginning December 31, 2003. Pro forma results for the year ended December 31, 2003 include Highland and Jacksonville as though their acquisitions occurred on January 1, 2003. The pro forma amounts take into account the purchase accounting adjustments resulting from the mergers. Pro forma consolidated financial information for the Cedar Creek, Lost Pines, Athens, Elgin and the branches purchased completed during the years ended December 31, 2004 and 2005, have been excluded because these acquisitions combined were immaterial.

3.	Securities
      The amortized cost and estimated fair value of securities are as follows (in thousands):

	December 31, 2005

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$61,373	$252	$(923)	$60,702
Agency adjustable rate	77,216	310	(689)	76,837

Total mortgage-backed securities	138,589	562	(1,612)	137,539

Securities available for sale:
Mutual fund investment	52,299	—	(1,355)	50,944
Agency securities	6,879	—	(117)	6,762
Municipal bonds	5,731	10	(24)	5,717
Corporate securities	359	—	(3)	356

Total securities available for sale	65,268	10	(1,499)	63,779

Federal Home Loan Bank stock and other investments	80,802	—	—	80,802

Total investment portfolio	$284,659	$572	$(3,111)	$282,120

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31, 2004

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

      There were no securities held-to-maturity at December 31, 2005 or 2004.
      The unrealized losses and the fair value of securities that have been in a continuous loss position for less than 12 months and 12 months or greater were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total

	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$(628)	$25,103	$(295)	$6,366	$(923)	$31,469
Agency adjustable rate	(150)	16,361	(539)	20,872	(689)	37,233

Total mortgage-backed securities	(778)	41,464	(834)	27,238	(1,612)	68,702

Mutual fund investment	—	—	(1,355)	50,944	(1,355)	50,944
Agency securities	(85)	5,728	(56)	3,083	(141)	8,811
Municipal bonds	—	—	—	—	—	—
Corporate securities	—	—	(3)	357	(3)	357

	$(863)	$47,192	$(2,248)	$81,622	$(3,111)	$128,814

      During the years ended December 31, 2005, 2004 and 2003 the company had gains on sales of mortgage-backed securities totaling $965,000, $137,000 and $728,000 related to sales of $56.3 million, $15.8 million and $36.2 million, respectively. Gains on sales of securities totaled $92,000 and $111,000 related to sales of $15.3 million and $10.0 million during the years ended December 31, 2004 and 2003, respectively. There were no sales of securities during the year ended December 31, 2005. Purchases of mortgage-backed securities totaled $65.0 million, $3.5 million and $104.2 million during the years ended December 31, 2005, 2004 and 2003, respectively, as well as the securitization of $53.8 million of single family loans into FNMA securities during the year ended December 31, 2005. Mortgage-backed securities acquired from Jacksonville totaled $111.3 million

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
and securities, FHLB stock and other investments acquired from Jacksonville totaled $42.5 million during the year ended December 31, 2003. The Athens and Elgin acquisitions added approximately $55.4 million to our investment portfolio, the majority of which matured the month following these acquisitions.
      The company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeds 10% of consolidated stockholders’ equity at December 31, 2005 or 2004, except for FHLB stock, which is a required investment, and the mutual fund security investment, in which we look at the underlying investments in the fund which is primarily comprised of adjustable-rate mortgage-backed securities issued by a U.S. Government agency or are rated in the highest category by Moody’s Investor Service or Standard & Poor’s.
      Securities with amortized costs totaling $66.2 million and fair values totaling $65.8 million at December 31, 2005, were pledged to secure public deposits.
      Securities outstanding at December 31, 2005 are scheduled to mature as follows (dollars in thousands):

			Due		After One		After Five		After
			Within		But Within		But Within		Ten
	Total	Yield	One Year	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

Available for sale securities:
Mortgage-backed securities — agency	$137,539	4.24%	$40,678	3.24%	$30,319	4.01%	$2,195	4.35%	$64,347	4.97%

Other securities:
Agency and municipal	12,479	3.49	3,848	3.14	5,217	3.78	1,905	3.35	1,509	3.54
Private	356	2.90	356	2.90	—	—	—	—	—	—

Total other securities	12,835	3.47	4,204	3.12	5,217	3.78	1,905	3.35	1,509	3.54

Total available for sale securities	150,374	4.18%	$44,882	3.23%	$35,536	3.97%	$4,100	3.88%	$65,856	4.94%

Mutual fund investment	50,944
Federal Home Loan Bank stock and other equity securities	80,802

	$282,120

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.	Loans
      The loan portfolio by major type is as follows (dollars in thousands):

	December 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

Held for investment:
Single family mortgages	$2,367,658	67.15%	$2,150,287	76.83%
Builder lines	671,069	19.03	336,267	12.02
Mortgage banker finance	173,803	4.93	138,080	4.93
Commercial real estate	168,830	4.79	82,800	2.96
Commercial business	41,172	1.17	19,222	0.69
Multi-family	10,662	0.30	16,740	0.60
Consumer	92,672	2.63	55,240	1.97

Sub-total	3,525,866	100.00%	2,798,636	100.00%

Allowance for credit losses	(13,367)		(7,358)
Deferred loan costs, net	33,873		23,961

Total loans held for investment	3,546,372		2,815,239

Held for sale:
Single family mortgages	264,560		198,718
Deferred loan costs, net	2,463		3,545

Total loans held for sale	267,023		202,263

Total loans	$3,813,395		$3,017,502

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
      The following tables set forth the geographic distribution of loans by state for the periods indicated (dollars in thousands):

	December 31, 2005

	Principal	% of
State	Amount	Total

California	$1,007,700	26.59%
Texas	774,210	20.43
Florida	321,995	8.49
Michigan	154,753	4.08
Illinois	124,758	3.29
Georgia	122,739	3.24
Arizona	113,127	2.98
Massachusetts	104,314	2.75
Virginia	102,755	2.71
New York	102,554	2.71
New Jersey	93,418	2.46
Nevada	81,322	2.15
Colorado	79,397	2.09
Washington	70,651	1.86
Maryland	69,188	1.83
North Carolina	57,647	1.52
Pennsylvania	52,942	1.40
Connecticut	40,069	1.06
Ohio	39,674	1.05
Other(1)	277,213	7.31

	$3,790,426	100.00%

	December 31, 2004

	Principal	% of
State	Amount	Total

California	$926,140	30.90%
Texas	604,849	20.18
Florida	220,548	7.36
Arizona	103,799	3.46
Georgia	89,202	2.98
Illinois	87,909	2.93
Colorado	80,837	2.70
Virginia	80,797	2.70
Washington	77,745	2.59
Michigan	76,827	2.56
New York	65,103	2.17
Nevada	61,198	2.04
New Jersey	55,144	1.84
Maine	55,104	1.84
North Carolina	52,273	1.74
Maryland	43,128	1.44
Ohio	39,673	1.32
Minnesota	36,137	1.21
Other(1)	240,941	8.04

	$2,997,354	100.00%

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2005 and 2004.
      Loan maturity and interest rate sensitivity of the loan portfolio at December 31, 2005 are as follows (in thousands):

	December 31, 2005

	Within One	One to Five	After Five
	Year(1)	Years	Years	Total

Loans at fixed rates	$222,256	$157,587	$266,850	$646,693
Loans at adjustable rates	1,856,817	1,272,715	14,201	3,143,733

	$2,079,073	$1,430,302	$281,051	$3,790,426

(1)	Includes single family loans held for sale.
      At December 31, 2005 and 2004, single-family mortgage loans totaling $1.8 billion and $2.1 billion, respectively, were pledged collateralizing advances from the Federal Home Loan Bank of Dallas.
      At December 31, 2005, the company had impaired loans totaling approximately $21.4 million. There were no impaired loans at December 31, 2004. Additionally, at December 31, 2005, the company had $9.0 million of loans that were four payments or more delinquent and still accruing interest which are comprised of single family loans serviced by others, which are under an agreement with the servicer whereby we receive scheduled payments until foreclosure.
      Non-accrual loans, net of related purchase premiums and discounts, totaled $26.1 million and $4.9 million at December 31, 2005 and 2004, respectively. If the non-accrual loans as of December 31, 2005 and 2004 had been performing in accordance with their original terms throughout the years ended December 31, 2005 and 2004, interest recognized on these loans would have been $1.3 million and $180,000, respectively. The actual interest income recognized on these loans for the years ended December 31, 2005 and 2004 was $884,000 and $115,000, respectively. As of December 31, 2005, the company had $1.8 million of restructured loans. There were no restructured loans at December 31, 2004 or 2003.
      An analysis of activity in the allowance for credit losses for the periods ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	For the Years Ended
	December 31,

	2005	2004	2003

Beginning balance	$7,358	$4,850	$1,143
Acquisitions	1,564	1,145	2,954
Provision	4,859	2,081	1,004
Charge-offs	(493)	(732)	(256)
Recoveries	79	14	5

Ending balance	$13,367	$7,358	$4,850

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
      The recorded investment in impaired loans and the related allowance were as follows (in thousands):

	December 31,

	2005	2004

With allowances	$21,343	$—
Without allowances	98	—

	$21,441	$—

Allowance for impaired loans	$4,763	$—
      The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Average balance of impaired loans	$21,441	$—	$—
Interest income recognized	767	—	—

5.	Goodwill and Intangible Assets
      Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized for acquisitions initiated after June 2001. Therefore, no goodwill amortization is presented in the consolidated statements of operations. Instead, goodwill will be tested at least annually for impairment. The company completed its latest impairment test as of September 30, 2005 and concluded there was no impairment. The company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would potentially reduce the fair value below its carrying amount. The changes in goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Branches	Elgin	Athens	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2004	$—	$—	$—	$—	$—	$35,289	$10,066	$9,022	$54,377
Lost Pines acquisition	—	—	—	—	3,156	—	—	—	3,156
Cedar Creek acquisition	—	—	—	8,980	—	—	—	—	8,980
Purchase price adjustment	—	—	—	3,270	171	(587)	(155)	—	2,699

Balance at December 31, 2004	—	—	—	12,250	3,327	34,702	9,911	9,022	69,212
Athens acquisition	—	—	34,130	—	—	—	—	—	34,130
Elgin acquisition	—	13,948	—	—	—	—	—	—	13,948
Branches	31,225	—	—	—	—	—	—	—	31,225
Purchase price adjustment	—	—	—	61	(387)	(447)	—	—	(773)

Balance at December 31, 2005	$31,225	$13,948	$34,130	$12,311	$2,940	$34,255	$9,911	$9,022	$147,742

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
      Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance at January 1, 2004	$2,642	$1,063	$3,705
Lost Pines acquisition	790	—	790
Cedar Creek acquisition	2,200	—	2,200
Jacksonville core deposit intangible adjustment	5	—	5
Servicing rights originated	—	1,266	1,266
Amortization	(588)	(283)	(871)

Balance at December 31, 2004	5,049	2,046	7,095
Athens acquisition(1)	2,697	—	2,697
Elgin acquisition	736	—	736
Branches(1)	2,850	—	2,850
Cedar Creek core deposit intangible adjustment	(706)		(706)
Servicing rights originated	—	3,127	3,127
Amortization	(1,304)	(541)	(1,845)

Balance at December 31, 2005	$9,322	$4,632	$13,954

(1)	Preliminary core deposit intangible estimated based on deposits with similar characteristics. Final core deposit intangible will be determined using actual deposit data from Athens and the branch acquisition.
      At December 31, 2005 and 2004, the fair value of servicing rights retained from single family loan sales totaled $6.0 million and $2.2 million related to $340.1 million and $168.3 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the year ended December 31, 2004.
      The projected amortization of other intangible assets as of December 31, 2005 is as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

2006	$1,815	$854	$2,669
2007	1,547	766	2,313
2008	1,296	678	1,974
2009	1,094	590	1,684
2010	927	503	1,430
Thereafter	2,643	1,241	3,884

	$9,322	$4,632	$13,954

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.	Premises and Equipment
      Premises and equipment are summarized as follows (in thousands):

		December 31,

	Life in Years	2005	2004

Land	N/A	$6,003	$2,665
Buildings	40	16,895	8,269
Furniture and equipment and other	5	7,305	4,125
Computer equipment	3	4,204	1,708
Leasehold improvements	Life of Lease	1,577	1,163

Total		35,984	17,930
Less: Accumulated depreciation		(10,525)	(4,761)

Premises and equipment, net		$25,459	$13,169

      Depreciation expense was $1.8 million, $1.1 million and $412,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.	Deposits
      The composition of deposits is as follows (in thousands):

	December 31,

	2005	2004

Non-interest bearing	$140,571	$68,903
Custodial accounts	6,737	6,580
Interest bearing
Checking	207,404	74,221
Savings	68,034	35,945
Money market	165,300	165,302
Certificates of deposit	664,869	369,753

Subtotal	1,105,607	645,221
Wholesale and brokered	868,593	781,694

Total interest bearing	1,974,200	1,426,915

Total deposits	$2,121,508	$1,502,398

      Included in deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates as of December 31, 2005 are summarized as follows (in thousands):

Three months or less	$39,192
Four through six months	41,586
Seven through twelve months	65,115
Thereafter	66,637

$212,530

      Interest expense for certificates of deposits in excess of $100,000 approximated $5.1 million, $2.8 million, and $726,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
      The company had wholesale and brokered deposits of $868.6 million and $780.9 million December 31, 2005 and 2004, respectively, that were not greater than $100,000, and $794,000 of wholesale deposits that were greater than $100,000 at December 31, 2004. As of December 31, 2005, the company did not have any wholesale deposits greater than $100,000.

8.	Federal Home Loan Bank Advances
      Information concerning Federal Home Loan Bank advances is summarized as follows (dollars in thousands):

	For the Years Ended
	December 31,

	2005	2004

Variable rate advances	$478,000	$320,000
Fixed rate advances	1,364,394	1,333,942

Total Federal Home Loan Bank advances at period end	$1,842,394	$1,653,942

Average interest rate paid at period end	3.82%	2.53%
Maximum outstanding at any month end	$2,038,568	$1,653,942
Daily average balance	$1,821,530	$1,157,086
Average interest rate for the period	3.08%	2.16%
      Scheduled maturities for Federal Home Loan Bank advances outstanding at December 31, 2005, were as follows (dollars in thousands):

		Weighted
		Average
	Amount	Rate

1 Year	$1,506,483	3.74%
2 Years	189,035	4.00%
3 Years or more	146,876	4.36%

	$1,842,394	3.82%

      Federal Home Loan Bank advances totaling $2.5 million are subject to early call features.
      At December 31, 2005, our additional borrowing capacity at the FHLB was $391.8 million.

9.	Short-Term Borrowings
      The company entered into a $15.0 million unsecured revolving line of credit facility in October 2005. The term of the agreement is from October 2005 until October 2006, unless terminated earlier upon occurrence of default under the agreement. The interest rate will range from 1.25% over one, two or three month LIBOR as quoted by the lender at the time of borrowing. The interest rate to be charged will correspond with the duration of the outstanding balance of the line. As of December 31, 2005, the outstanding balance of the short-term borrowing was $5.0 million and the interest rate was 5.77%.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
10. Junior Subordinated Notes
      At December 31, 2005, the company had four issues of junior subordinated notes outstanding as follows (in thousands):

		Trust		Junior	Company’s
		Preferred		Subordinated	Investment
		Securities		Notes	In the
	Issue Date	Outstanding	Interest Rate	Outstanding	Trust

Franklin Bank Capital Trust I	November 2002	$20,000	3-month LIBOR plus 3.35%	$20,000	$619
Franklin Capital Trust II	February 2005	20,000	3-month LIBOR plus 1.90%	20,000	619
Franklin Capital Trust III	May 2005	40,000	3-month LIBOR plus 1.90%	40,000	1,238
Franklin Capital Trust IV	August 2005	25,000	3-month LIBOR plus 1.60%	25,000	774
      In November 2002, the company formed Franklin Bank Capital Trust I (the “Trust”), a wholly owned subsidiary. The Trust issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes (the “junior notes”) issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust has the funds available for payment. The rate on the junior notes resets quarterly at a base rate of 3-month LIBOR plus 3.35%. The junior notes first call date is in November 2007 and the notes mature in November 2032. The interest rate was 7.69% and 5.64% at December 31, 2005 and 2004, respectively. The company’s investment in the Trust was $619,000 at December 31, 2005 and 2004. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap is $20 million and has been designated as a cash flow hedge to effectively convert the junior notes to a fixed rate basis. The agreement involves the receipt of floating rate amounts in exchange for fixed interest rate payments at an interest rate of 3.425% over the life of the agreement without an exchange of the underlying principal amounts
      In February 2005, the company formed Franklin Capital Trust II (the “Trust II”), a wholly owned subsidiary. The Trust II issued $20 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust II has the funds available for payment. If we were to default in payment of these securities, we would be unable to make any cash dividends on our common stock until such default was cured. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is March 15, 2010 and they mature in March 2035. At December 31, 2005, the interest rate was 6.39% and the company’s investment in the Trust II was $619,000. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap is $20 million and has been designated as a cash flow hedge to effectively convert the junior notes to a fixed rate basis. The agreement involves the receipt of floating rate amounts in exchange for fixed interest rate payments at an interest rate of 4.29% over the life of the agreement without an exchange of the underlying principal amounts.
      In May 2005, the company formed Franklin Capital Trust III (the “Trust III”), a wholly owned subsidiary. The Trust III issued $40 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust III has the funds available for payment. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is June 15, 2010 and they mature in June 2035. At December 31, 2005, the interest rate was 6.39% and the company’s investment in the Trust III was $1.2 million.
      In August 2005, the company formed Franklin Capital Trust IV (the “Trust IV”) a wholly owned subsidiary. The Trust IV issued $25 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust IV has the funds available for payment. The rate on these junior notes resets quarterly at a

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
base rate of 3-month LIBOR plus 1.60%. The first call date for these junior notes is November 2010 and they mature in November 2035. At December 31, 2005, the interest rate was 5.98% and the company’s investment in the Trust IV was $774,000.

11.	Commitments and Contingencies

Legal Proceedings
      The bank is involved in legal proceedings occurring in the normal course of business that management believes, after reviewing such claims with outside counsel, are not material to the financial condition, results of operations or cash flows of the bank or the company.
      In November 2005, the Company was named in a lawsuit, filed in Illinois State Court, where the plaintiff alleges violation of the Telephone Consumer Protection Act. The plaintiff has filed a motion for class certification. The plaintiff alleges unspecified damages. The company has filed a motion for removal to Federal court and a motion to dismiss. Because this action is in the early stages, we are unable to estimate the possible range of loss, if any.
     Facilities Operations
      A summary as of December 31, 2005, of non-cancelable future operating lease commitments follows (in thousands):

2006	$1,353
2007	1,648
2008	1,542
2009	1,387
2010	1,296
2011 and thereafter	3,749
      Total lease expense for all operating leases approximated $2.2 million, $1.8 million and $955,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.	Financial Instruments With Off-Balance Sheet Risk
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
      The principal commitments of the company are as follows (in thousands):

	December 31,	December 31,
	2005	2004

Loan commitments	$856,892	$449,826
Letters of credit	10,368	15,417
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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
      The company had $68.0 million and $86.0 million of commitments to sell loans at December 31, 2005 and 2004, respectively. The company had $180.0 million of commitments to purchase loans at December 31, 2004 and did not have a commitment to purchase loans at December 31, 2005.

13.	Disclosures About Fair Value of Financial Instruments
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
      Short-Term Borrowings — The carrying amount approximates fair value due to the short-term nature of this liability.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
      The carrying values and estimated fair values of the company’s financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	December 31, 2005		December 31, 2004

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Assets
Cash and cash equivalents	$125,727	$125,727	$90,161	$90,161
Securities available for sale	63,779	63,779	72,998	72,998
Federal Home Loan Bank stock and other investments	80,802	80,802	74,673	74,673
Mortgage-backed securities	137,539	137,539	109,703	109,703
Loans, net	3,790,426	3,810,328	3,017,502	3,006,736
Other assets	55,784	55,784	18,783	18,783
Financial liabilities
Deposits	$2,121,508	$2,122,093	$1,502,398	$1,500,601
Federal Home Loan Bank advances	1,842,394	1,850,996	1,653,942	1,660,103
Short-term borrowings	5,000	5,000	—	—
Junior subordinated notes	107,960	107,960	20,254	20,254
Other liabilities	60,018	60,018	22,484	22,484
Fair value of financial instruments with off-balance sheet risk
Commitments to extend credit		$—		$—
Letters of credit		—		—

14.	Employee Benefits

Savings Plans
      During 2005 and 2004, the company participated in a tax deferred savings plan, available to all eligible employees, that qualifies as a 401(k) plan. Under the provisions of the plan, eligible employees can make contributions, through salary deductions, of up to 80% of their gross salary, subject to Internal Revenue Service maximum requirements. The company made matching contributions of 100% of the first 3% and 50% of the next 2% of gross compensation contributed by eligible employees. Employee and employer contributions vest immediately. During 2003, the company participated in a 401(k) plan that allowed employees to make contributions up to 25% of their gross salary, subject to Internal Revenue Service maximum requirements. Under the provisions of the plan the company would make matching contributions of $0.50 for every $1 contributed by

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
the employee, up to 6% of eligible compensation, provided there was at least 80% participation by all eligible employees. During the years ended December 31, 2005 and 2004 the company made matching contributions totaling $338,000 and $162,000, respectively. During the year ended December 31 2003, the company did not make any matching contributions as the 80% participation requirement was not met.
      During 2005, a deferred compensation plan was created in which the board of directors of company may participate. Employees are not eligible for this deferred compensation plan. The directors may defer up to 100% of their director’s fees and the interest rate accrued on the deferred fees is based on three year LIBOR as of the end of each quarter. As of December 31, 2005, the deferred compensation plan had two participants with a total deferral of $58,000 in fees earning interest of 4.75%.

Stock Incentive Plan
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
      During 2003, the company’s 2004 Long Term Incentive Plan was approved by the stockholders to become effective at the close of the company’s initial public offering. This plan is administered by the Compensation Committee of the company’s board of directors. Directors, officers, employees and consultants of, and prospective employees and consultants of, us and our subsidiaries and affiliates are eligible to participate in the plan. The terms and conditions of each award are set by the Compensation Committee. The maximum number of shares of common stock that may be delivered to participants and their beneficiaries under the plan is 1,000,000. The plan includes stock options, stock appreciation rights, restricted stock, performance units and other stock-based awards. No participant may be granted stock options and stock appreciation rights covering in excess of 50,000 shares of common stock in any calendar year. No more than 500,000 shares of restricted stock may be issued during the term of the plan.
      The company had no options outstanding prior to January 1, 2002. A summary of stock option activity was as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003

		Weighted		Weighted		Weighted
		Average	Number	Average	Number	Average
	Number of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	911,535	$13.25	534,205	$10.90	298,748	$10.00
Granted — employees	438,700	17.70	300,220	16.55	222,700	12.00
Granted — directors	140,000	17.62	80,000	16.57	21,000	12.00
Exercised	(18,680)	12.59	—	—	—	—
Forfeited and cancelled	(56,526)	16.65	(2,890)	14.20	(8,243)	10.73

Outstanding at end of period	1,415,029	$14.93	911,535	$13.25	534,205	$10.90

Exercisable at end of period	603,304	$14.11	—	—	—	—
Weighted average fair value of options granted during period		$4.93		$8.03		$4.05

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
      In December 2005, 26,544 shares of restricted common stock were authorized to be issued under the company’s 2004 Long Term Incentive Plan at $18.33 per share.
      The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Expected life (years)	7.45	10	10
Risk free interest rate	4.21%	4.52%	3.96%
Expected volatility	11.74%	27.03%	10.00%
Dividend yield	0.00%	0.00%	0.00%
      The following table presents information relating to the company’s stock options at December 31, 2005:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining
Range of Exercise Prices	Outstanding	Price	Life

$10.00 – $12.00	515,964	$10.91	6.29 Years
$15.81 – $16.57	363,165	$16.55	8.33 Years
$17.02 – $18.60	535,900	$17.71	7.0 Years

15.	Related Parties
      On November 4, 2002, the company entered into a three year consulting agreement with Ranieri & Co., Inc. (“Ranieri & Co.”) pursuant to which Ranieri & Co. will provide, among other services, strategic planning advice and guidance, asset and liability management advice, advice regarding capital market transactions and issues and advice regarding merger and acquisition opportunities in the financial services industry. In exchange for these services, the company paid a fee to Ranieri & Co. totaling $500,000 per year and granted Ranieri & Co. a 10 year option to purchase 570,000 shares of our common stock at an exercise price of $10.00 per share. At the date of the grant, the fair value of the option was estimated based on the assumptions of a stock price of $9.00, volatility of 6.1%, risk-free rate of 2.93%, dividend yield of 0.00%, an estimated life of 5 years and a marketability discount of 15.0%. A marketability discount was applied based on restrictions regarding resale contained in the consulting agreement and the absence of any market for the option instruments. At the date of grant, the fair value of the option was $1.79 per share. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of the options were recognized over the life of the consulting agreement, or upon a change of control, as defined in the agreement, if such change of control occurs prior to the end of the three year vesting period. Upon the completion of the company’s initial public offering in December 2003, the options became fully vested and the remaining fair value of the options was recognized in current earnings on the consolidated statements of operations. The consolidated statements of operations include $500,000 for the years ended December 31, 2004 and 2003 and $417,000 for the year ended December 31, 2005 related to the annual consulting fee and $953,000 related to the option agreement for the year ended December 31, 2003. On October 31, 2005, the consulting agreement with Ranieri & Co. expired.
      In June 2003, Ranieri & Co. sold most of its options under this agreement to certain equity holders and employees of Ranieri & Co. and Hyperion BK2 Ventures, L.P., and certain of the company’s directors and officers, at a price of $1.52 per option.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

16.	Income Taxes
      The components of income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current (federal and state)	$13,971	$10,878	$942
Deferred	1,018	1,591	834

	$14,989	$12,469	$1,776

      Significant deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets
Allowance for credit losses	$3,170	$1,136
Goodwill	296	631
Mark to market on securities and loans	—	351
Net unrealized loss on MBS available for sale	933	242
Retiree health benefits	200	215
Deferred fees	86	166
Other	291	240

	4,976	2,981

Deferred Tax Liabilities
Federal Home Loan Bank stock dividends	1,873	868
Originated mortgage servicing rights	1,135	475
Depreciable assets	422	294
Purchase accounting	282	193
Acquisition costs and amortization	133	87
Real estate acquired through foreclosure	267	104
Mark to market-hedges	320	24
Mark to market securities and loans	632	—
Other	633	517

	5,697	2,562

Net deferred tax asset/(liability)	$(721)	$419

17.	Stockholders’ Equity
      Issued and outstanding shares of stock at December 31, 2005 include 23,375,076 shares of $.01 par value common stock.
      In December 2005, 26,544 shares of restricted common stock were authorized to be issued under the company’s 2004 Long Term Incentive plan. In May 2005, in connection with the acquisition of Athens, 831,913 shares of common stock were issued at a price of $17.25 per share. In July 2005, in connection with the acquisition of Elgin, 628,698 shares of common stock were issued at a price of $18.97 per share.

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
      In April 2003, in connection with the acquisition of Highland, 270,000 shares of Class A common stock were issued at a price of $10.00 per share.

18.	Earnings Per Share
      Basic and diluted earnings per share were computed as follows (in thousands, except share data):

	For the Year Ended December 31,

	2005	2004	2003

Net income	$26,296	$23,149	$3,198

Shares
Average common shares outstanding	22,739,255	21,276,560	10,825,757
Potentially dilutive common shares from options	470,638	440,022	25,380

Average common shares and potentially dilutive common shares outstanding	23,209,893	21,716,582	10,851,137

Basic earnings per common share	$1.16	$1.09	$0.30

Diluted earnings per common share	$1.13	$1.07	$0.29

      Options to purchase 178,100 and 240,700 shares of common stock at exercise prices of $18.60 and $12.00 were excluded from the computation of diluted EPS for the years ended December 31, 2005 and 2003, respectively, because their inclusion would have had an anti-dilutive effect as the options’ exercise prices were greater than the average market price of the common stock. The company did not have any anti-dilutive shares during the year ended December 31, 2004.

19.	Regulatory Matters
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

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
      To meet the capital adequacy requirements, the bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes that as of December 31, 2005 and 2004 the bank met all capital adequacy requirements.
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
      The following is a summary of the bank’s capital ratios for the periods presented (dollars in thousands):

					To Be Categorized as
					Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Franklin Bank, S.S.B. at December 31, 2005:
Total Capital (to risk weighted assets)	$288,004	10.41%	$221,408	8.00%	$276,761	10.00%
Tier I Capital (to risk weighted assets)	274,637	9.92	110,704	4.00	166,056	6.00
Tier I Leverage Capital (to total average assets)	274,637	6.33	173,639	4.00	217,048	5.00
Franklin Bank, S.S.B. at December 31, 2004:
Total Capital (to risk weighted assets)	$223,700	11.09%	$161,390	8.00%	$201,737	10.00%
Tier I Capital (to risk weighted assets)	216,342	10.72	80,695	4.00	121,042	6.00
Tier I Leverage Capital (to total average assets)	216,342	6.85	126,306	4.00	157,882	5.00

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

20.	Quarterly Financial Results (unaudited)
      The following table presents summarized data for each of the quarters during the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31, 2005				Year Ended December 31, 2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$41,232	$47,187	$52,940	$55,815	$23,735	$27,080	$32,170	$35,406
Interest expense	20,591	27,026	30,961	34,565	9,565	11,827	15,194	16,063

Net interest income	20,641	20,161	21,979	21,250	14,170	15,253	16,976	19,343
Provision for credit losses	418	426	(428)	4,443	793	398	556	334

Net interest income after provision for credit losses	20,223	19,735	22,407	16,807	13,377	14,855	16,420	19,009
Non-interest income	3,514	5,122	5,288	4,860	2,075	2,863	3,962	3,712
Non-interest expense	12,898	14,294	15,242	14,237	8,910	9,370	10,352	12,023

Income before taxes	10,839	10,563	12,453	7,430	6,542	8,348	10,030	10,698
Income tax expense	3,927	3,834	4,521	2,707	2,280	2,950	3,494	3,745

Net income	$6,912	$6,729	$7,932	$4,723	$4,262	$5,398	$6,536	$6,953

Earnings per common share:
Basic	$0.32	$0.30	$0.34	$0.20	$0.20	$0.26	$0.30	$0.33

Diluted	$0.31	$0.29	$0.34	$0.19	$0.20	$0.25	$0.30	$0.32

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

21.	Financial Statements of the Parent Company
PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$10,507	$6,514
Investment in Franklin Bank	431,898	293,600
Premises and equipment, net	2	2
Other assets	4,284	1,460

Total assets	$446,691	$301,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Junior subordinated notes	$107,960	$20,254
Other short-term borrowings	5,000	—
Other liabilities	900	613

Total liabilities	113,860	20,867
Stockholders’ equity
Common stock	234	219
Additional paid-in capital	281,789	255,348
Retained earnings	51,863	25,567
Accumulated other comprehensive income (loss) Unrealized gains (losses) on securities available for sale, net	(1,606)	(472)
Cash flow hedges, net	551	47

Total stockholders’ equity	332,831	280,709

Total liabilities and stockholders’ equity	$446,691	$301,576

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
INTEREST INCOME — short-term investments	$—	$5	$1
INTEREST EXPENSE
Other short-term borrowings	2	—	—
Junior subordinated notes	4,441	1,488	1,473

Total interest expense	4,443	1,488	1,473
Net interest income (loss)	(4,443)	(1,483)	(1,472)
NON-INTEREST INCOME	2	—	—
NON-INTEREST EXPENSE
Data processing	3	3	4
Professional fees	691	772	123
Professional fees — related parties	417	500	1,453
Other	551	533	286

Total non-interest expense	1,662	1,808	1,866

INCOME (LOSS) BEFORE UNDISTRIBUTED INCOME OF THE BANK AND INCOME TAXES	(6,103)	(3,291)	(3,338)
Equity in undistributed income of the bank	30,263	25,321	5,401

Income before taxes	24,160	22,030	2,063
INCOME TAX EXPENSE (BENEFIT)	(2,136)	(1,119)	(1,135)

NET INCOME	$26,296	$23,149	$3,198

FRANKLIN BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years December 31,

	2005	2004	2003

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,296	$23,149	$3,198
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Equity in undistributed income of the bank	(30,263)	(25,321)	(5,401)
Depreciation and amortization	77	122	115
Change in interest receivable	(96)	(30)	9
Change in other assets	(727)	1,366	615
Change in other liabilities	287	(1,889)	1,119

Net cash used by operating activities	(4,426)	(2,603)	(345)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Athens	(43,500)	—	—
Purchase of Elgin	(11,701)	—	—
Purchase of Cedar Creek	—	(11,319)	—
Purchase of Lost Pines	—	(7,148)	—
Purchase of Jacksonville	—	—	(68,092)
Purchase of Highland	—	—	(15,927)
Cash and cash equivalents acquired from Cedar Creek	—	252	—
Cash and cash equivalents acquired from Lost Pines	—	48	—
Capital contributions to subsidiary	(79,557)	(649)	(53,064)
Purchases of premises and equipment	(2)	—	—

Net cash used by investing activities	(134,760)	(18,816)	(137,083)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from intercompany borrowings	53,000	2,900	—
Proceeds from issuance of notes payable	—	—	—
Repayment of notes payable	—	—	(19)
Proceeds for short-term borrowings	5,000	—	—
Proceeds from issuance of junior subordinated notes	85,000	—	—
Proceeds from issuance of common stock	235	—	—
Proceeds from public offering of common stock	—	—	152,366
Payment of common stock issuance cost	(56)	—	(11,348)

Net cash provided by financing activities	143,179	2,900	140,999

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,993	(18,519)	3,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,514	25,033	21,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,507	$6,514	$25,033

Supplemental disclosures of cash flow information
Cash paid for interest	$5,141	$1,630	$1,441
Non-cash financing activities
Issuance of common stock for Athens	$14,350	$—	$—
Issuance of common stock for Elgin	11,927	—	—
Issuance of common stock for Cedar Creek	—	12,317	—
Issuance of common stock for Highland acquisition	—	—	2,700
Repayment of intercompany borrowings by contribution of assets	53,000	2,900	—
See notes to consolidated financial statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective.
      No changes were made to the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      The management of Franklin Bank Corp and its subsidiaries (the “company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with generally accepted accounting principles.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      As of December 31, 2005, management assessed the effectiveness of the company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.
      Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. The report is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Franklin Bank Corp.
Houston, Texas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Franklin Bank Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
      In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the company and our report dated March 1, 2006, expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Houston, Texas
March 1, 2006

Item 9B.     Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information about our directors is contained in the sections entitled “Election of Class III Directors” and “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2005, which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business — Executive Officers of the Registrant” in this annual report on Form 10-K. Information about our Audit Committee, our Audit Committee Financial Expert and the procedures by which stockholders may recommend nominees to our board of directors is contained in the section entitled “Governance of the Company” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2005, which section is incorporated herein by reference. Additional information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2005, which section is incorporated herein by reference.
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
      Information for this item is contained in the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2005, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      For information about securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Stock-Based Compensation” in this annual report on Form 10-K. Information concerning security ownership of certain beneficial owners and management is contained in the section entitled “Ownership of Common Stock” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2005, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions with our management is contained in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2005, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accounting fees and services is contained in the section entitled “Item 3 — Ratification of Appointment of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2005, which section is incorporated herein by reference.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.*
2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.******
2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.*******
2.4	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B., and Elgin Bank of Texas dated as of January 26, 2005.*********
2.5	Purchase and Assumption Agreement by and among Washington Mutual Bank, WM Financial Services, Inc. and Franklin Bank, S.S.B. dated as of June 20, 2005.**********
3.1	Amended and Restated Certificate of Incorporation.**
3.2	Amended and Restated Bylaws.**
4.1	Specimen of Common Stock Certificate.***
10.1	BK2 Inc. 2002 Stock Option Plan.*
10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan.**
10.3	Amendment to Franklin Bank Corp. 2004 Long-Term Incentive Plan dated as of March 1, 2005.
10.4	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.5	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*
10.6	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement.***
10.7	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella.**
10.8	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield.**
10.9	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella.****
10.10	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper.****
10.11	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey.****
10.12	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann.****
10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt.****
10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield.****
10.15	Form of original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********

Exhibit No.	Description

10.16	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********
10.17	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********
10.18	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********
10.19	Form of original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********
10.20	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********
10.21	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********
10.22	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********
10.23	Form of revised Incentive Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.********
10.24	Form of revised Nonqualified Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.********
10.25	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.*
10.26	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.*
10.27	Agreement, dated February 28, 1999, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.*
10.28	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.*
10.29	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.*
10.30	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor.****
14.1	Franklin Bank Corp. Code of Ethics and Business Conduct.*****
21.1	Subsidiaries of the Registrant.
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

*	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.
**	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.
***	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.
****	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-112856) filed by the Registrant on February 13, 2004.
*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.
******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.
*******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.
********	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.
*********	Previously filed on the Company’s Current Report on Form 8-K filed on January 28, 2005.
**********	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on June 23, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, state of Texas, on March 14, 2006.

FRANKLIN BANK CORP.

By:	/s/ Anthony J. Nocella

Name: Anthony J. Nocella

Title:	President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2006.

Signature	Title

/s/ Anthony J. Nocella Anthony J. Nocella	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Russell McCann Russell McCann	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Lewis S. Ranieri Lewis S. Ranieri	Chairman of the Board of Directors

/s/ James A. Howard James A. Howard	Director

/s/ Lawrence Chimerine Lawrence Chimerine, Ph.D	Director

/s/ David M. Golush David M. Golush	Director

/s/ Alan E. Master Alan E. Master	Director

/s/ Robert A. Perro Robert A. Perro	Director

/s/ William B. Rhodes William B. Rhodes	Director

/s/ John B. Selman John B. Selman	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.*

2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.******

2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.*******

2.4	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B., and Elgin Bank of Texas dated as of January 26, 2005.*********

2.5	Purchase and Assumption Agreement by and among Washington Mutual Bank, WM Financial Services, Inc. and Franklin Bank, S.S.B. dated as of June 20, 2005.**********

3.1	Amended and Restated Certificate of Incorporation.**

3.2	Amended and Restated Bylaws.**

4.1	Specimen of Common Stock Certificate.***

10.1	BK2 Inc. 2002 Stock Option Plan.*

10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan.**

10.3	Amendment to Franklin Bank Corp. 2004 Long-Term Incentive Plan dated as of March 1, 2005.

10.4	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*

10.5	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.*

10.6	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement.***

10.7	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella.**

10.8	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield.**

10.9	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella.****

10.10	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper.****

10.11	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey.****

10.12	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann.****

10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt.****

10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield.****

10.15	Form of original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********

10.16	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********

10.17	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********

10.18	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.********

10.19	Form of original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********

10.20	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********

10.21	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********

10.22	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.********

10.23	Form of revised Incentive Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.********

10.24	Form of revised Nonqualified Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.********

10.25	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.*

10.26	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.*

10.27	Agreement, dated February 28, 1999, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.*

10.28	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.*

Exhibit No.	Description
10.29	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.*

10.30	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor.****

14.1	Franklin Bank Corp. Code of Ethics and Business Conduct. *****

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

*	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

**	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

***	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

****	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-112856) filed by the Registrant on February 13, 2004.

*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.

******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.

*******	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.
********	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.

*********	Previously filed on the Company’s Current Report on Form 8-K filed on January 28, 2005.

**********	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on June 23, 2005.