Form 10-Q
period 2006-03-31
FRANKLIN BANK CORP
filed 2006-05-10
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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

Common Stock, $.01 Par Value
(Title of each class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of May 9, 2006, there were 23,409,350 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands)
ASSETS
Cash and cash equivalents	$38,474	$125,727
Securities available for sale, at fair value (amortized cost of $64.5 million and $65.3 million at March 31, 2006 and December 31, 2005, respectively)	62,893	63,779
Federal Home Loan Bank stock and other investments, at cost	90,551	80,802
Mortgage-backed securities available for sale, at fair value (amortized cost of $329.7 million and $138.6 million at March 31, 2006 and December 31, 2005, respectively)	327,093	137,539
Loans held for sale	308,614	267,023
Loans held for investment (net of allowance for credit losses of $13.5 million and $13.4 million at March 31, 2006 and December 31, 2005, respectively).	3,698,457	3,546,372
Goodwill	147,850	147,742
Other intangible assets, net of amortization	14,148	13,954
Premises and equipment, net	26,577	25,459
Real estate owned	19,685	5,856
Other assets	34,140	56,999

TOTAL ASSETS	$4,768,482	$4,471,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$2,230,019	$2,121,508
Federal Home Loan Bank advances	2,050,869	1,842,394
Short-term borrowings	5,000	5,000
Junior subordinated notes	107,992	107,960
Other liabilities	35,745	61,559

Total liabilities	4,429,625	4,138,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 35,000,000 shares authorized and 23,401,622 and 23,375,076 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	234	234
Additional paid-in capital	282,482	281,789
Unearned stock compensation	(464)	—
Retained earnings	58,459	51,863
Accumulated other comprehensive income/(loss) — Unrealized losses on securities available for sale, net	(2,624)	(1,606)
Cash flow hedges, net	770	551

Total stockholders’ equity	338,857	332,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,768,482	$4,471,252

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$2,081	$1,661
Mortgage-backed securities	3,523	943
Loans	55,089	38,628

Total interest income	60,693	41,232

INTEREST EXPENSE
Deposits	16,971	9,106
Federal Home Loan Bank advances	19,460	11,007
Short-term borrowings	73	—
Junior subordinated notes	1,717	478

Total interest expense	38,221	20,591
Net interest income	22,472	20,641
PROVISION FOR CREDIT LOSSES	329	418

Net interest income after provision for credit losses	22,143	20,223
NON-INTEREST INCOME
Loan fee income	1,414	1,680
Deposit fees	1,460	926
Gain on sale of single family loans	1,328	627
Gain (loss) on sale of securities	(2)	—
Other	448	281

Total non-interest income	4,648	3,514
NON-INTEREST EXPENSE
Salaries and benefits	8,800	6,664
Data processing	1,894	1,150
Occupancy	1,840	1,085
Professional fees	599	1,109
Professional fees — related parties	—	125
Loan expenses, net	479	662
Core deposit amortization	481	230
Other	2,301	1,873

Total non-interest expenses	16,394	12,898

Income before taxes	10,397	10,839
INCOME TAX EXPENSE	3,801	3,927

NET INCOME	$6,596	$6,912

Net income per common share
Basic	$0.28	$0.32
Diluted	$0.28	$0.31
Basic weighted average number of common shares outstanding	23,401,622	21,895,785
Diluted weighted average number of common shares outstanding	23,872,592	22,353,938
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,596	$6,912
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	329	418
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(1,413)	(397)
Depreciation and amortization	1,691	1,124
Federal Home Loan Bank stock dividends	(937)	(548)
Funding of loans held for sale	(214,455)	(177,067)
Proceeds from sale of loans held for sale	165,329	152,257
Proceeds from principal repayments of loans held for sale	9,354	60,046
Net change in loans held for sale	(492)	(3,480)
Stock-based compensation expense	229	—
Change in interest receivable	(2,815)	(2,646)
Change in other assets	24,979	(116)
Change in other liabilities	(25,848)	1,679

Net cash provided (used) by operating activities	(37,453)	38,182

CASH FLOWS FROM INVESTING ACTIVITIES
Fundings of loans held for investment	(914,291)	(548,484)
Proceeds from principal repayments of mortgage-backed securities	13,649	7,544
Proceeds from principal repayments of loans held for investment	964,277	574,376
Proceeds from sales and maturities of securities	750	12,723
Proceeds from sale of mortgage-backed securities	(240)	—
Proceeds from sale of real estate owned	1,706	411
Purchases of Federal Home Loan Bank stock and other securities	(8,812)	(4,507)
Purchases of mortgage-backed securities	(204,647)	—
Purchases of loans held for investment	(199,649)	(499,401)
Purchases of premises and equipment	(1,189)	(668)
Net change in loans held for investment	(18,148)	(8,236)

Net cash provided (used) by investing activities	(366,594)	(466,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	108,263	295,079
Proceeds from Federal Home Loan Bank advances	847,000	271,000
Repayment of Federal Home Loan Bank advances	(638,469)	(182,441)
Proceeds from issuance of junior subordinated notes	—	20,000

Net cash provided (used) by financing activities	316,794	403,638

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,253)	(24,422)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,727	90,161

CASH AND CASH EQUIVALENTS AT PERIOD END	$38,474	$65,739

Supplemental disclosures of cash flow information
Cash paid for interest	$40,542	$18,883
Cash paid for taxes	85	1,683
Noncash investing activities
Real estate owned acquired through foreclosure	$15,447	$169
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank, S.S.B. (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Recent accounting standards

     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, SFAS 156 amends SFAS 140 to allow for either an amortization method or a fair value measurement method. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The company does not expect the adoption of SFAS 156 will have a significant impact on its results of financial condition, results of operations or cash flows.
     SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Although early adoption is permissible, SFAS 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006 and is not expected to have a significant impact on the company’s financial statements.
     In May 2005, the FASB issued Statement of Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The Statement is effective for fiscal years beginning December 15, 2005. The adoption of SFAS 154 did not have a material impact on the company’s financial condition, results of operations or cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, is considered unconditional when the timing and/or settlement of a legal obligation is conditional on a future event, even when it may or may not be under the control of the entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If sufficient information is not available at the time the liability is incurred, a liability must be recognized at the time the sufficient information becomes available. The uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for fiscal years ending after December 15, 2005 and did not have a material impact on the company’s financial condition, results of operations or cash flows.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of Statement No. 123, a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by the Statement, will be recognized as an addition to paid-in capital. This statement applies to all awards granted, modified, repurchased, or cancelled after January 1, 2006 and to the unvested portion of previously granted awards that remain outstanding at the date of adoption. The company has applied the modified prospective method of transition, upon adoption. Under this method, the company records compensation expense for the unvested portion of awards granted prior to the initial adoption of this Statement and for any award issued, modified or settled after adoption. The company adopted Statement 123 effective January 1, 2006.

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

     In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue No. 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On November 3, 2005, FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1 were issued to address the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance became effective January 1, 2006 and did not have a material impact on the company’s financial condition, results of operations or cash flows.

Stock—Based Compensation

     Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because the exercise price of the company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 — Significant Accounting Policies, the company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.
     The fair value of the company’s employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the company’s employee stock options.
     As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2006, the company recognized stock-based compensation expense related to stock options of approximately $200,000, or $129,000 net of tax. The increase in compensation expense related to stock options during the three months ended March 31, 2006, did not result in a decrease in basic or diluted earnings per share.
     Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $1.4 million at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was two years. Unrecognized stock-based compensation expense related to non-vested stock awards was $464,000 at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.75 years.
     The following pro forma information presents net income and earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

Net income, as reported	$6,912
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(265)

Pro forma net income	$6,647

Earnings per share:
Basic — as reported	$0.32
Basic — pro forma	0.30
Diluted — as reported	0.31
Diluted — pro forma	0.30

2. Earnings per Common Share

     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2006	2005

Net income	$6,596	$6,912
Shares
Average common shares outstanding	23,401,622	21,895,785
Potentially dilutive common shares from options	470,970	458,153

Average common shares and potentially dilutive common shares outstanding	23,872,592	22,353,938
Basic EPS	$0.28	$0.32

Diluted EPS	$0.28	$0.31

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the three months ended March 31, 2006 are as follows (in thousands):

	Branches	Elgin	Athens	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2005	$—	$—	$—	$12,250	$3,327	$34,702	$9,911	$9,022	$69,212
Athens acquisition	—	—	34,130	—	—	—	—	—	34,130
Elgin acquisition	—	13,948	—	—	—	—	—	—	13,948
Branches acquisition	31,225	—	—	—	—	—	—	—	31,225
Purchase price adjustment	—	—	—	61	(387)	(447)	—	—	(773)

Balance at December 31, 2005	31,225	13,948	34,130	12,311	2,940	34,255	9,911	9,022	147,742
Purchase price adjustment	28	(753)	833	—	—	—	—	—	108

Balance at March 31, 2006	$31,253	$13,195	$34,963	$12,311	$2,940	$34,255	$9,911	$9,022	$147,850

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance at January 1, 2005	$5,049	$2,046	$7,095
Athens acquisition (1)	2,697	—	2,697
Elgin acquisition	736	—	736
Branches acquisition (1)	2,850	—	2,850
Cedar Creek core deposit intangible adjustment	(706)	—	(706)
Servicing rights originated	—	3,127	3,127
Amortization	(1,304)	(541)	(1,845)

Balance at December 31, 2005	9,322	4,632	13,954
Servicing rights originated	—	863	863
Amortization	(481)	(188)	(669)

Balance at March 31, 2006	$8,841	$5,307	$14,148

(1)	Preliminary core deposit intangible estimated based on deposits with similar characteristics. Final core deposit intangible will be determined using actual deposit data from Athens and the branch acquisition.
     At March 31, 2006 and December 31, 2005, the fair value of servicing rights retained from single family loan sales totaled $6.6 million and $6.0 million related to $365.1 million and $340.1 million, respectively, of principal serviced for others.
4. Subsequent Events
     On May 5, 2006, the company priced a public offering of 3,450,000 shares of Series A Non-Cumulative Perpetual Preferred Stock at $25.00 per share. Dividends on the preferred shares will accrue at a fixed rate per annum of 7.50%, applied to the liquidation preference of $25.00 per share.

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

     Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a description of the material risks related to our business. The discussions of our financial condition, results of operations and cash flows contained in this report should be read in conjunction with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances at the time of the estimates, judgments and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations and cash flows. These policies are described in further detail in the company’s 2005 Annual Report of Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Overview

      Franklin Bank Corp. is a Texas-based savings and loan holding company headquartered in Houston, Texas. Through our subsidiary, Franklin Bank, S.S.B. we operate a community banking strategy that is focused on growth areas outside of the major metropolitan areas of Texas. We offer a wide variety of community banking and commercial lending products that allow us to serve our customers both in our communities and on a national basis. At March 31, 2006, we had 35 community banking offices in Texas and eight regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan, Texas, Colorado and Washington D.C. As a complement to our community and commercial banking activities, we offer single family mortgages through 51 retail and four wholesale origination offices in 26 states.

Significant Transactions

     On December 2, 2005 we acquired five banking offices from Washington Mutual, or the branch purchase, for a purchase premium of approximately $33.6 million and $489,000 in direct acquisition costs through March 31, 2006. These five banking offices added approximately $274.7 million in deposits and $10.1 million in loans. The addition of these offices expanded our central Texas market to include the upper gulf coast region of Texas.

     On July 15, 2005, we acquired Elgin Bank of Texas, or Elgin, for approximately $11.7 million in cash, and $11.9 million in common stock and $308,000 in direct acquisition costs. Elgin operated three community banking offices in our central Texas market and had approximately $82.9 million in assets and $73.7 million in deposits at the time of the acquisition.

     On May 9, 2005, we acquired First National Bank of Athens, or Athens, for approximately $43.5 million in cash, $14.4 million in common stock and approximately $853,000 in direct acquisition costs. Athens operated four community banking offices in our east Texas market and had approximately $207.0 million in assets and $184.9 million in deposits at the time of the acquisition.

     RESULTS OF OPERATIONS - Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005.

     Net income was $6.6 million, or $0.28 per diluted share, for the three months ended March 31, 2006, compared to $6.9 million, or $0.31 per diluted share, for the three months ended March 31, 2005. The results of operations for the three months ended March 31, 2006 include activity for Athens, Elgin and the branch purchase beginning January 1, 2006.

     Net interest income. Net interest income increased $1.8 million to $22.4 million for the three months ended March 31, 2006, compared to $20.6 million for the same period in 2005. The increase was due to a $766.8 million increase in average interest-earning assets, resulting primarily from an increase in our commercial loans, the acquisitions of Athens, Elgin, the branch purchase and from purchases of single family loans. The net yield decreased 23 basis points. This decline was primarily due to the flattening of the yield curve and a reduced spread on single family loans held for sale.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended March 31, 2006 and 2005. Balances for both periods presented are based on daily averages, except that average monthly balances were used for Athens during the first quarter of 2006 prior to its conversion to our general ledger on January 26, 2006, and for Cedar Creek during the first quarter of 2005.

	Three Months Ended
	March 31, 2006			March 31, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Short-term interest earning assets	$46,065	$493	4.28%	$114,437	$647	2.26%
Available for sale securities	64,738	642	4.03%	62,122	463	3.02%
FHLB stock and other investments	86,281	946	4.44%	75,912	551	2.94%
Mortgage-backed securities	282,782	3,523	4.98%	105,970	943	3.56%
Loans
Single family	2,640,996	33,119	5.02%	2,544,642	28,440	4.47%
Builder lines	743,351	14,022	7.65%	373,556	5,684	6.17%
Commercial real estate	182,396	3,229	7.18%	94,054	1,584	6.83%
Mortgage banker finance	155,995	2,416	6.28%	122,247	1,621	5.38%
Commercial business	40,858	696	6.91%	19,086	301	6.39%
Consumer	90,374	1,607	7.21%	55,046	998	7.35%

Total loans	3,853,970	55,089	5.75%	3,208,631	38,628	4.83%

Total interest-earning assets	4,333,836	60,693	5.63%	3,567,072	41,232	4.64%
Non-interest-earning assets	277,125			140,872

Total assets	$4,610,961			$3,707,944

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$202,462	805	1.61%	$77,640	187	0.98%
Money market and savings	239,405	1,362	2.31%	194,144	778	1.63%
Certificates of deposit	694,700	5,997	3.50%	374,419	2,169	2.35%
Non-interest bearing deposits	150,253	—	—	78,943	—	—

Total community banking	1,286,820	8,164	2.57%	725,146	3,134	1.75%
Wholesale and money desk	863,560	8,807	4.14%	975,694	5,972	2.48%

Total deposits	2,150,380	16,971	3.20%	1,700,840	9,106	2.17%

FHLB advances	1,970,910	19,460	3.95%	1,671,289	11,007	2.63%
Short term borrowing	5,000	73	5.83%	—	—	—
Junior subordinated notes	107,972	1,717	6.36%	27,596	478	6.93%

Total interest-bearing liabilities	4,234,262	38,221	3.63%	3,399,725	20,591	2.44%

Non-interest-bearing liabilities and stockholders’ equity	376,699			308,219

Total liabilities and stockholders’ equity	$4,610,961			$3,707,944

Net interest income/interest rate spread		$22,472	2.00%		$20,641	2.20%

Net yield on interest-earning assets			2.08%			2.31%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.35%			104.94%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Loan fee income	$1,414	$1,680
Deposit fees	1,460	926
Gain on sale of single family loans	1,328	627
Gain (loss) on sale of securities	(2)	—
Other	448	281

	$4,648	$3,514

     Non-interest income increased $1.1 million to $4.6 million for the three months ended March 31, 2006, compared to $3.5 million for the same period a year ago. This increase was primarily due to an increase in gain on sale of single family loans and deposit fees from the growth of our community bank and our acquisitions of Athens, Elgin, and the branch purchase.

     Loan fee income decreased $266,000 during the three months ended March 31, 2006, to $1.4 million, from $1.7 million during the three months ended March 31, 2005. This decrease related to mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $1.1 million during the three months ended March 31, 2006, compared to $1.5 million during the same period a year ago.

     Deposit fees increased $534,000 during the three months ended March 31, 2006, to $1.5 million, from $926,000 during the three months ended March 31, 2005. This increase related to overdraft fees, service charges on checking accounts, and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 24,656 at March 31, 2005 to 45,428 at March 31, 2006. This growth came from our acquisition of Athens on May 9, 2005, Elgin on July 15, 2005 and the branch purchase on December 2, 2005, and successful marketing efforts.

     Gains on sales of single family loans increased $701,000 during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. During the three months ended March 31, 2006, we sold $164.0 million of single family loans, resulting in a gain of $1.3 million, or 81 basis points on loans sold, compared to sales of $151.9 million for a gain of $627,000, or 41 basis points on loans during the three months ended March 31, 2005.

     Other non-interest income increased $167,000 during the three months ended March 31, 2006, to $448,000 compared to $281,000 during the three months ended March 31, 2005. This increase was primarily due to increased retail brokerage services and higher builder line fees.

Non-interest expense. Non-interest expense is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Salaries and benefits	$8,800	$6,664
Occupancy	1,840	1,085
Data processing	1,894	1,150
Professional fees	599	1,234
Loan expenses, net	479	662
Core deposit amortization	481	230
Other	2,301	1,873

	$16,394	$12,898

     Non-interest expense increased $3.5 million during the three months ended March 31, 2006, to $16.4 million, compared to $12.9 million for the three months ended March 31, 2005. The increase in non-interest expense was due to the overall growth of the company including the acquisitions of Athens, Elgin and the branch purchase.

     Salaries and benefits increased $2.1 million during the three months ended March 31, 2006, to $8.8 million, compared to $6.7 million during the three months ended March 31, 2005. The number of full time equivalent employees at March 31, 2006 totaled 718, compared to 576 at March 31, 2005. The increase in headcount includes 91 from the Athens, Elgin, and the branch purchase, 11 from growth in our commercial lending business and 34 operations staff to support the growth in our community banking and commercial businesses. In addition, the increase in loan fees from brokered loans also increased salaries and benefits as a substantial portion of these fees are paid to the retail mortgage offices as compensation. We also implemented SFAS 123 during the first quarter of 2006 which increased compensation expenses approximately $200,000.

     Occupancy expense increased $755,000 during the three months ended March 31, 2006, to $1.8 million, from $1.0 million during the three months ended March 31, 2005. This increase was due to the acquisitions of Athens, Elgin and the branch purchase which together added 11 community banking offices. Additionally, we opened a total of two new community banking offices in central Texas during 2005. We also expanded our corporate office during the first quarter of 2006 due to our growth.

     Data processing expense increased $744,000 during the three months ended March 31, 2006, to $1.9 million, from $1.2 million during the three months ended March 31, 2005. Higher data processing costs represent the increase in outsourced data processing services, higher transaction volumes as a result of acquisitions and internal growth, and depreciation on computer hardware and software to support our growth of our community banking and lending business as well as the conversion of Athens to our systems during January 2006.

     Professional fees decreased $635,000 during the three months ended March 31, 2006, to $599,000, from $1.2 million during the three months ended March 31, 2005. This decrease was primarily related to the decrease in legal fees. During 2005, the company incurred legal fees in defense of a lawsuit, relating to construction lending activities that arose prior to our acquisition of Franklin that was settled in July 2005. In addition, the consulting agreement with Ranieri & Co., Inc. expired on October 31, 2005. Additionally, accounting and audit fees decreased.

     Loan expenses decreased $183,000 during the three months ended March 31, 2006, to $479,000 from $662,000 during the three months ended March 31, 2005. This decrease was due to a decrease in expenses related to sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization increased $251,000 during the three months ended March 31, 2006, to $481,000, compared to $230,000 during the three months ended March 31, 2005. This increase related to amortization of the core deposit intangible for the Athens, Elgin and the branch purchase. The Elgin core deposit intangible was $736,000. The Athens and the branch purchase core deposit intangibles are subject to adjustment as certain valuation information becomes available. The Athens and the branch purchase core deposit intangibles were estimated to be $2.7 million and $2.9 million, respectively.

     Other non-interest expense increased $428,000 during the three months ended March 31, 2006. This increase includes higher office supplies, ATM volume processed, postage and courier expenses, as well as costs related to the Athens and Elgin acquisitions and the branch purchase.

Financial Condition

General. Total assets increased $297.2 million to $4.8 billion at March 31, 2006, from $4.5 billion at December 31, 2005. The increase in assets was primarily attributable to growth within the commercial loan portfolio.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, no securities were characterized as held-to-maturity.

	March 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Private fixed rate	$174,907	$—	$(1,081)	$173,826
Agency fixed rate	83,859	13	(1,172)	82,700
Agency adjustable rate	70,884	353	(670)	70,567

Total mortgage-backed securities	329,650	366	(2,923)	327,093

Securities available for sale:
Mutual fund investment	52,299	—	(1,477)	50,822
Agency securities	6,479	—	(123)	6,356
Municipal bonds	5,370	12	(21)	5,361
Corporate securities	355	—	(1)	354

Total securities available for sale	64,503	12	(1,622)	62,893

Federal Home Loan Bank stock and other investments	90,551	—	—	90,551

Total investment portfolio	$484,704	$378	$(4,545)	$480,537

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$61,373	$252	$(923)	$60,702
Agency adjustable rate	77,216	310	(689)	76,837

Total mortgage-backed securities	138,589	562	(1,612)	137,539

Securities available for sale:
Mutual fund investment	52,299	—	(1,355)	50,944
Agency securities	6,879	—	(117)	6,762
Municipal bonds	5,731	10	(24)	5,717
Corporate securities	359	—	(3)	356

Total securities available for sale	65,268	10	(1,499)	63,779

Federal Home Loan Bank stock and other investments	80,802	—	—	80,802

Total investment portfolio	$284,659	$572	$(3,111)	$282,120

     Our investment portfolio increased $198.4 million during the three months ended March 31, 2006, to $480.5 million, from $282.1 million at December 31, 2005. During the three months ended March 31, 2006 we had purchases of $213.5 million of primarily private label mortgage-backed securities. These securities were rated AA or better. Offset by these purchases were principal repayments and maturities of $14.2 million.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$2,366,041	64.39%	$2,367,658	67.15%
Builder lines	820,298	22.32	671,069	19.03
Mortgage banker finance	157,428	4.28	173,803	4.93
Commercial real estate	189,754	5.16	168,830	4.79
Commercial business	40,048	1.09	41,172	1.17
Multi-family	12,043	0.33	10,662	0.30
Consumer	89,418	2.43	92,672	2.63

Sub-total	3,675,030	100.00%	3,525,866	100.00%
Allowance for credit losses	(13,492)		(13,367)
Deferred loan costs, net	36,919		33,873

Total loans held for investment	3,698,457		3,546,372

Held for sale:
Single family mortgages	306,197		264,560
Deferred loan costs, net	2,417		2,463

Total loans held for sale	308,614		267,023

Total loans	$4,007,071		$3,813,395

     The loan portfolio excluding the allowance for credit losses, premiums and deferred fees and costs, increased $190.8 million, to $4.0 billion at March 31, 2006, compared to $3.8 billion at December 31, 2005. This increase was primarily in our commercial loans. Our commercial lending portfolio, which is comprised of builder lines, commercial real estate, commercial business, mortgage banker finance and multifamily loans, increased $154.0 million, to $1.2 billion at March 31, 2006, from $1.1 billion at December 31, 2005. Fundings of commercial lines totaled $904.4 million and principal repayments were $750.3 million during the three months ended March 31, 2006. Single family loans held for investment were $2.4 billion at March 31, 2006 and December 31, 2005. During the three months ended March 31, 2006, purchases of single family loans held for investment totaled $199.6 million and principal repayments were $200.7 million. Single family loans held for sale increased $41.6 million, to $306.2 million at March 31, 2006, from $264.6 million at December 31, 2005. Sales of single family loans held for sale totaled $164.0 million and originations were $214.4 million during the three months ended March 31, 2006.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	March 31,	December 31,
	2006	2005

Non-interest bearing	$148,049	$140,571
Custodial accounts	9,586	6,737
Interest bearing deposits
Checking accounts	174,287	207,404
Money market accounts	184,651	165,300

Subtotal	358,938	372,704
Savings accounts	61,875	68,034
Certificates of deposit
Consumer and commercial	763,064	664,869
Wholesale and brokered	888,507	868,593

Subtotal	1,651,571	1,533,462

Total interest bearing deposits	2,072,384	1,974,200

Total deposits	$2,230,019	$2,121,508

     Deposits increased $108.5 million during the three months ended March 31, 2006, to $2.2 billion, from $2.1 billion at December 31, 2005. For the three months ended March 31, 2006, all of our acquisitions had been converted to one technology platform. This allowed us to market the same deposit product mix in all of our locations. As a result, our community banking deposits increased $88.6 million from December 31, 2005. Additionally, wholesale and brokered deposits increased $19.9 million. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings are comprised of Federal Home Loan Bank “FHLB” advances. FHLB advances increased $208.5 million during the three months ended March 31, 2006 to $2.0 billion, from $1.8 billion at December 31, 2005. The increase in borrowings contributed to the funding of asset growth during the period. At March 31, 2006, FHLB advances were 46.7% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets are comprised of non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	March 31,	December 31,
	2006	2005
Non-performing loans
Single family mortgages	$3,563	$3,325
Commercial	4,855	22,427
Consumer	232	305

Total non-performing loans	8,650	26,057

Real estate owned
Single family mortgages	1,078	1,450
Commercial	17,745	3,482

Total real estate owned	18,823	4,932

Total non-performing assets	$27,473	$30,989

      Non-performing assets decreased $3.5 million during the three months ended March 31, 2006, to $27.5 million, from $31.0 million at December 31, 2005. The decrease is primarily due to a decrease in nonaccrual commercial loans. The decrease in commercial non-performing loans and corresponding increase in commercial real estate owned is due to the foreclosure of a $14.5 million development loan during the quarter.

     At March 31, 2006, we had $27.5 million in non-performing assets comprised of $8.7 million in loans that were four payments or more delinquent in nonaccrual status, and $18.8 million of real estate owned. This compares to $31.0 million in non-performing assets at December 31, 2005, comprised of $20.3 million in loans that were four payments or more delinquent in nonaccrual status, a $5.8 million mortgage banker finance loan where the customer ceased operations in the fourth quarter of 2005 and $4.9 million of real estate owned. At March 31, 2006 and December 31, 2005, the company had impaired loans totaling approximately $4.7 million and $21.4 million, respectively. Additionally, at March 31, 2006, the company had $12.7 million of loans that were four payments or more delinquent and still accruing interest which are primarily comprised of single family loans serviced by others, which are under an agreement with the servicer whereby we receive scheduled payments until foreclosure.

     The recorded investment in impaired loans and the related allowances were as follows (in thousands):

	March 31,	December 31,
	2006	2005
With allowances	$4,740	$21,343
Without allowances	—	98

	$4,740	$21,441

Allowance for impaired loans	$4,570	$4,763
     The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Average balance of impaired loans	$5,685	$—
Interest income recognized	—	—

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

     At March 31, 2006 and December 31, 2005, we had $16.1 million and $12.3 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Three Months Ended
	March 31,
	2006	2005
Beginning balance	$13,367	$7,358
Provisions for credit losses
Single family	26	323
Commerical	317	294
Consumer	(15)	(199)
Charge-offs
Single family	(31)	(124)
Commerical	(152)	—
Consumer	(38)	(25)
Recoveries
Commerical	4	9
Consumer	14	6

Ending balance	$13,492	$7,642

Allowance for credit losses to non-performing loans	155.99%	170.09%
Allowance for credit losses to total loans	0.34	0.22
Allowance for credit losses to average loans	0.35	0.24
Net charge-offs to average loans	0.02	—

The allowance for credit losses at March 31, 2006 was $13.5 million, or 0.34% of total loans outstanding, an increase of $125,000 from December 31, 2005. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

     The increase in the allowance for credit losses during the three months ended March 31, 2006 was primarily due to growth in the commercial loan portfolio.

     See Note 1 to the consolidated financial statements in the company’s 2005 Annual Report on form 10-K for further discussion of our allowance for credit losses.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at March 31, 2006:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	6.49%
Tier 1 risk-based capital ratio	6.00%	9.62%
Total risk-based capital	10.00%	10.07%

     The bank’s regulatory capital at March 31, 2006 was in excess of the “well capitalized” levels.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the three months ended March 31, 2006 and 2005, a significant source of funding has been from our deposits, both community banking and wholesale and brokered.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At March 31, 2006, our borrowings from the FHLB were $2.0 billion and our additional borrowing capacity was approximately $331.8 million. At March 31, 2006, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our common stock or to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At March 31, 2006, we had approximately $4.5 million in available cash and the bank had the ability to pay approximately $68.9 million in dividends to us without prior regulatory approval.

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

Derivatives and Hedging Activities
     In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statements of operations. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of March 31, 2006, we had $44.0 million of fixed rate mortgage loans with committed interest rates that had not closed and $34.7 million in forward sales agreements allocated to these commitments, based on an expected close rate of 65% for these loans.
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
     As of March 31, 2006, accumulated other comprehensive income included $770,000 of deferred after-tax net gains related to derivative instruments designated as cash flow hedges of our junior subordinated notes, of which $352,000 is expected to be reclassified into earnings during the next twelve months.

Interest Rate Risk Management

     The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at March 31, 2006 was a negative gap of $208.6 million, or 4.4%, of total assets, compared to a negative $231.6 million, or 5.2% of total assets at December 31, 2005. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Annual Report on Form 10-K for further information.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At March 31, 2006, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$83,203	(3.8)%
Up 100 basis points	85,137	(1.6)
Base	86,519	—
Down 100 basis points	88,590	2.4
Down 200 basis points	90,528	4.6

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective.

     No changes were made to the company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the latest fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.26	Client Services Agreement, dated January 1, 2006, by and between Franklin Bank, S.S.B., and FISERV Solutions, Inc.

10.28	Commercial Lease Agreement, dated August 26, 2005, by and between Franklin Bank, S.S.B. and Fraydun Realty Co.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

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

Franklin Bank Corp.
(Registrant)

Date: May 10, 2006	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

10.26	Client Services Agreement, dated January 1, 2006, by and between Franklin Bank, S.S.B., and FISERV Solutions, Inc.

10.28	Commercial Lease Agreement, dated August 26, 2005, by and between Franklin Bank, S.S.B. and Fraydun Realty Co.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.