Form 10-Q
period 2006-06-30
FRANKLIN BANK CORP
filed 2006-08-08
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-50518

Franklin Bank Corp.

(Exact name of Registrant as specified in its charter)

Delaware	11-3626383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
9800 Richmond Avenue, Suite 680
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

     As of August 7, 2006, there were 23,424,150 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$76,562	$125,727
Securities available for sale, at fair value (amortized cost of $64.3 million and $65.3 million at June 30, 2006 and December 31, 2005, respectively)	62,438	63,779
Federal Home Loan Bank stock and other investments, at cost	87,128	80,802
Mortgage-backed securities available for sale, at fair value (amortized cost of $314.0 million and $138.6 million at June 30, 2006 and December 31, 2005, respectively)	306,849	137,539
Loans held for sale	231,628	267,023
Loans held for investment (net of allowance for credit losses of $13.8 million and $13.4 million at June 30, 2006 and December 31, 2005, respectively)	4,085,782	3,546,372
Goodwill	150,686	147,742
Other intangible assets, net of amortization	13,251	13,954
Premises and equipment, net	26,810	25,459
Real estate owned	20,742	5,856
Other assets	33,953	56,999

TOTAL ASSETS	$5,095,829	$4,471,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$2,522,726	$2,121,508
Federal Home Loan Bank advances	1,998,835	1,842,394
Short-term borrowings	—	5,000
Junior subordinated notes	108,025	107,960
Other liabilities	38,690	61,559

Total liabilities	4,668,276	4,138,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Non-Cumulative Perpetual Preferred Stock, par value $.01 with liquidation preference of $25 per share, 3,450,000 issued and outstanding at June 30, 2006	86,250	—
Common stock $0.01 par value, 35,000,000 shares authorized and 23,424,150 and 23,375,076 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	234	234
Additional paid-in capital	279,980	281,789
Unearned stock compensation	(438)	—
Retained earnings	66,265	51,863
Accumulated other comprehensive income/(loss) — Unrealized losses on securities available for sale, net	(5,641)	(1,606)
Cash flow hedges, net	903	551

Total stockholders’ equity	427,553	332,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,095,829	$4,471,252

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME
Cash equivalents and short-term investments	$3,344	$1,691	$5,425	$3,352
Mortgage-backed securities	4,246	882	7,769	1,825
Loans	65,736	44,614	120,825	83,242

Total interest income	73,326	47,187	134,019	88,419

INTEREST EXPENSE
Deposits	24,314	13,068	41,285	22,174
Federal Home Loan Bank advances	22,483	13,065	41,943	24,072
Short-term borrowings	59	—	132	—
Junior subordinated notes	1,791	893	3,508	1,371

Total interest expense	48,647	27,026	86,868	47,617
Net interest income	24,679	20,161	47,151	40,802
PROVISION FOR CREDIT LOSSES	428	426	757	844

Net interest income after provision for credit losses	24,251	19,735	46,394	39,958
NON-INTEREST INCOME
Loan fee income	1,917	2,104	3,331	3,784
Deposit fees	1,490	1,106	2,950	2,032
Gain on sale of single family loans	1,591	1,292	2,919	1,919
Gain (loss) on sale of securities	—	44	(2)	44
Other	639	576	1,087	857

Total non-interest income	5,637	5,122	10,285	8,636
NON-INTEREST EXPENSE
Salaries and benefits	9,192	7,260	17,992	13,924
Data processing	1,755	1,327	3,649	2,477
Occupancy	1,772	1,196	3,612	2,281
Professional fees	683	1,563	1,282	2,672
Professional fees — related parties	—	125	—	250
Loan expenses, net	815	568	1,294	1,230
Core deposit amortization	(111)	281	370	511
Other	2,500	1,974	4,801	3,847

Total non-interest expenses	16,606	14,294	33,000	27,192

Income before taxes	13,282	10,563	23,679	21,402
INCOME TAX EXPENSE	4,847	3,834	8,648	7,761

NET INCOME	8,435	6,729	15,031	13,641
Preferred dividends	(629)	—	(629)	—

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS	$7,806	$6,729	$14,402	$13,641

Net income per common share
Basic	$0.33	$0.30	$0.62	$0.62
Diluted	$0.33	$0.29	$0.60	$0.60
Basic weighted average number of common shares outstanding	23,411,739	22,386,967	23,406,708	22,142,733
Diluted weighted average number of common shares outstanding	24,009,121	22,857,075	23,941,129	22,605,082
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,031	$13,641
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	757	844
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(2,956)	(1,985)
Depreciation and amortization	3,054	2,670
Federal Home Loan Bank stock dividends	(2,026)	(1,244)
Funding of loans held for sale	(422,364)	(376,879)
Proceeds from sale of loans held for sale	386,010	331,197
Proceeds from principal repayments of loans held for sale	73,161	72,714
Net change in loans held for sale	1,507	(472)
Stock based compensation expense	457	—
Change in interest receivable	(5,821)	(3,896)
Change in other assets	29,415	(661)
Change in other liabilities	(22,881)	3,260

Net cash provided (used) by operating activities	53,344	39,189

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Athens	—	(43,500)
Cash and cash equivalents acquired from Athens	—	76,646
Fundings of loans held for investment	(1,910,656)	(1,361,317)
Proceeds from principal repayments of mortgage-backed securities	29,153	16,737
Proceeds from principal repayments of loans held for investment	2,064,023	1,530,179
Proceeds from sales and repayments of securities	950	42,525
Proceeds from sale of mortgage-backed securities	(240)	5,848
Proceeds from sale of loans held for investment	—	27,884
Proceeds from redemptions of Federal Home Loan Bank stock	16,495	—
Proceeds from sale of real estate owned	2,762	1,238
Purchases of Federal Home Loan Bank stock and other securities	(20,795)	(8,897)
Purchases of mortgage-backed securities	(204,619)	(26,316)
Purchases of loans held for investment	(689,721)	(910,060)
Purchases of premises and equipment	(1,784)	(2,102)
Net change in loans held for investment	(22,931)	(11,606)

Net cash provided (used) by investing activities	(737,363)	(662,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	400,382	353,899
Proceeds from Federal Home Loan Bank advances	1,528,000	738,000
Repayment of Federal Home Loan Bank advances	(1,371,445)	(549,589)
Payment on short-term borrowings	(5,000)	—
Proceeds from issuance of junior subordinated notes	—	60,000
Proceeds from issuance of preferred stock	86,250	—
Proceeds from issuance of common stock	289	146
Dividends on preferred stock	(629)	—
Payment of preferred stock issuance costs	(2,973)	—
Payment of common stock issuance costs	(20)	(18)

Net cash provided (used) by financing activities	634,854	602,438

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,165)	(21,114)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,727	90,161

CASH AND CASH EQUIVALENTS AT PERIOD END	$76,562	$69,047

Supplemental disclosures of cash flow information
Cash paid for interest	$83,498	$41,266
Cash paid for taxes	4,646	9,637
Noncash investing activities
Real estate owned acquired through foreclosure	$17,609	$2,552
Noncash financing activities
Issuance of common stock for Athens	$—	$14,350
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank, S.S.B. (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Recent accounting standards

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. Interpretation No. 48 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effects of Interpretation No. 48 on its financial condition, results of operations or cash flows.
     In March 2006, the FASB issued Statement of Financial Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, SFAS 156 amends SFAS 140 to allow for either an amortization method or a fair value measurement method. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The company does not expect the adoption of SFAS 156 will have a significant impact on its financial condition, results of operations or cash flows.
     SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Although early adoption is permissible, SFAS 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006 and is not expected to have a significant impact on the company’s financial condition, results of operation or cash flows.
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

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, is considered unconditional when the timing and/or settlement of a legal obligation is conditional on a future event, even when it may or may not be under the control of the entity. If an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation, it must recognize a liability at the time the liability is incurred. If sufficient information is not available at the time the liability is incurred, a liability must be recognized at the time the sufficient information becomes available. The uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 was adopted on January 1, 2006 and did not have a material impact on the company’s financial condition, results of operations or cash flows.

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

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased impaired loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased impaired loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased impaired loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on the company’s financial condition, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue No. 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On November 3, 2005, FASB Staff Position (FSP) FAS 115-1 and FAS 124-1 were issued to address the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance became effective January 1, 2006 and did not have a material impact on the company’s financial condition, results of operations or cash flows.

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
     As a result of applying the provisions of SFAS 123R during the three and six months ended June 30, 2006, the company recognized stock-based compensation expense related to stock options of approximately $203,000, or $129,000 net of tax and $406,000 or $258,000 net of tax, respectively. The increase in compensation expense related to stock options during the three and six months ended June 30, 2006 resulted in a $0.01 decrease in basic and diluted earnings per share.
     Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $1.2 million at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was two years. Unrecognized stock-based compensation expense related to non-vested stock awards was $438,000 at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.5 years.
     The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$6,729	$13,641
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(932)	(1,209)

Pro forma net income	$5,797	$12,432

Earnings per share:
Basic — as reported	$0.30	$0.62
Basic — pro forma	$0.26	$0.56
Diluted — as reported	$0.29	$0.60
Diluted — pro forma	$0.25	$0.55

2. Earnings per Common Share

     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income available to common stock shareholders
Net income	$8,435	$6,729	$15,031	$13,641
Preferred dividends	(629)	—	(629)	—

Net income available to common stock shareholders	$7,806	$6,729	$14,402	$13,641

Shares
Average common shares outstanding	23,411,739	22,386,967	23,406,708	22,142,733
Potentially dilutive common shares from options	597,382	470,108	534,421	462,349

Average common shares and potentially dilutive common shares outstanding	24,009,121	22,857,075	23,941,129	22,605,082

Basic earnings per common share	$0.33	$0.30	$0.62	$0.62

Diluted earnings per common share	$0.33	$0.29	$0.60	$0.60

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the six months ended June 30, 2006 are as follows (in thousands):

	Branches	Elgin	Athens	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2005	$—	$—	$—	$12,250	$3,327	$34,702	$9,911	$9,022	$69,212
Athens acquisition	—	—	34,130	—	—	—	—	—	34,130
Elgin acquisition	—	13,948	—	—	—	—	—	—	13,948
Branches	31,225	—	—	—	—	—	—	—	31,225
Purchase price adjustment	—	—	—	61	(387)	(447)	—	—	(773)

Balance at December 31, 2005	31,225	13,948	34,130	12,311	2,940	34,255	9,911	9,022	147,742
Purchase price adjustment	191	69	2,684	—	—	—	—	—	2,944

Balance at June 30, 2006	$31,416	$14,017	$36,814	$12,311	$2,940	$34,255	$9,911	$9,022	$150,686

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total
Balance at January 1, 2005	$5,049	$2,046	$7,095
Athens acquisition	2,697	—	2,697
Elgin acquisition	736	—	736
Branches	2,850	—	2,850
Cedar Creek core deposit intangible adjustment	(706)	—	(706)
Servicing rights originated	—	3,127	3,127
Amortization	(1,304)	(541)	(1,845)

Balance at December 31, 2005	9,322	4,632	13,954
Athens core deposit intangible adjustment	(1,324)	—	(1,324)
Branches core deposit intangible adjustment	(153)	—	(153)
Servicing rights originated	—	1,535	1,535
Amortization	(370)	(391)	(761)

Balance at June 30, 2006	$7,475	$5,776	$13,251

     During the quarter ended June 30, 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis of the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million. The amortization of the core deposit intangible is being amortized on a straight-line basis over eight years.
     At June 30, 2006 and December 31, 2005, the fair value of servicing rights retained from single family loan sales totaled $7.4 million and $6.0 million related to $411.1 million and $340.1 million, respectively, of principal serviced for others.
4. Preferred Stock
      In May 2006, the company issued 3,450,000 shares of Series A Non-Cumulative Perpetual Preferred Stock at $25.00 per share, receiving gross proceeds of $86.3 million. Dividends on the preferred shares are non-cumulative and are payable quarterly when, and if, declared by the board of directors (or a duly authorized committee of the board). Dividends on the preferred shares will accrue at a fixed rate per annum of 7.50%, applied to the liquidation preference of $25 per share. The company may redeem the preferred shares at any time in whole or in part on or after May 10, 2011 at a cash redemption price of $25 per share, plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends.
      The Series A Non-Cumulative Perpetual Preferred Stock has no stated maturity date and is not convertible into any other of our securities. The preferred shares have no voting rights, except with respect to certain fundamental changes in the terms of the preferred shares and in the case of certain dividend non-payments.
      On June 15, 2006, the company paid the initial dividend on the preferred stock of $629,000 to preferred shareholders of record on June 14, 2006.
      The company is a holding company and its ability to pay dividends depends upon the receipt of dividends or other capital distributions from Franklin Bank. The declaration of dividends by Franklin Bank is subject to the discretion of its board of directors and is subject to the regulatory authority of the TDSML, the OTS, and the FDIC. As of June 30, 2006, there were no preferred dividend restrictions.

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

     Our Annual Report on Form 10-K for the year ended December 31, 2005, or the 2005 Form 10-K, includes a description of the material risks related to our business. The discussions of our financial condition, results of operations and cash flows contained in this report should be read in conjunction with the risk factors contained in Item 1A of the 2005 Form 10-K.

Critical Accounting Policies

     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies include our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances at the time of the estimates, judgments and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations and cash flows. These policies are described in further detail in the company’s Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Overview

      Franklin Bank Corp. is a Texas-based savings and loan holding company headquartered in Houston, Texas. Through our subsidiary Franklin Bank, S.S.B. we operate a community banking strategy that is focused on growth areas outside of the major metropolitan areas of Texas. We offer a wide variety of community banking and commercial lending products that allow us to serve our customers both in our communities and on a national basis. At June 30, 2006, we had 36 community banking offices in Texas and nine regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan, Texas, Colorado, California and Washington D.C. As a complement to our community and commercial banking activities, we offer single family mortgages through 43 retail and three wholesale origination offices in 22 states.

Significant Transactions

      In May 2006, the company issued 3,450,000 shares of Series A Non-Cumulative Perpetual Preferred Stock at $25.00 per share, receiving gross proceeds of $86.3 million. Dividends on the preferred shares are non-cumulative and are payable quarterly when, and if, declared by the board of directors (or a duly authorized committee of the board). Dividends on the preferred shares accrue at a fixed rate per annum of 7.50%, applied to the liquidation preference of $25 per share. The company may redeem the preferred shares at any time in whole or in part on or after May 10, 2011 at a cash redemption price of $25 per share, plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends.

     On December 2, 2005 we acquired five banking offices from Washington Mutual, or the branch purchase, for a purchase premium of approximately $33.6 million and $499,000 in direct acquisition costs through June 30, 2006. These five banking offices added approximately $274.7 million in deposits and $10.1 million in loans. The addition of these offices expanded our central Texas market to include the upper gulf coast region of Texas.

     On July 15, 2005, we acquired Elgin Bank of Texas, or Elgin, for approximately $11.7 million in cash, and $11.9 million in common stock and $308,000 in direct acquisition costs. Elgin operated three community banking offices in our central Texas market and had approximately $83.7 million in assets and $73.7 million in deposits at the time of the acquisition.

     On May 9, 2005, we acquired The First National Bank of Athens, or Athens, for approximately $43.5 million in cash, $14.4 million in common stock and approximately $865,000 in direct acquisition costs. Athens operated four community banking offices in our east Texas market and had approximately $208.8 million in assets and $184.9 million in deposits at the time of the acquisition.

     RESULTS OF OPERATIONS

     Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

     Net income available to common shareholders was $14.4 million, or $0.60 per diluted share, for the six months ended June 30, 2006, compared to $13.6 million, or $0.60 per diluted share, for the six months ended June 30, 2005. The results of operations for the six months ended June 30, 2006 include activity for Elgin and the branch purchase beginning January 1, 2006. Additionally, dividends of $629,000 were paid to the preferred stock shareholders in June 2006. The result of operations for the six months ended June 30, 2005 include activity for Athens beginning May 9, 2005.

     Net interest income. Net interest income increased $6.3 million to $47.1 million for the six months ended June 30, 2006, compared to $40.8 million for the same period in 2005. The increase was due to a $796.6 million increase in average interest-earning assets, resulting from an increase in our commercial loans, the acquisitions of Athens and Elgin, the branch purchase and from purchases of single family loans. The net yield decreased 9 basis points. This decline was primarily due to the flattening of the yield curve and a reduced spread on single family loans held for sale.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the six months ended June 30, 2006 and 2005. Balances for both periods presented are based on daily averages, except that average monthly balances were used for Athens from its acquisition on May 9, 2005 until its conversion to our general ledger on January 26, 2006, and for Cedar Creek, through May 19, 2005.

	Six Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$88,197	$2,061	4.65%	$98,458	$1,123	2.27%
Available for sale securities	64,535	1,324	4.14	65,890	963	2.95
FHLB stock and other investments	87,855	2,040	4.68	79,353	1,266	3.22
Mortgage-backed securities	303,120	7,769	5.13	102,490	1,825	3.56
Loans
Single family	2,744,527	72,230	5.26	2,689,757	59,952	4.46
Builder lines	796,199	31,415	7.96	426,479	13,590	6.43
Commercial real estate	202,471	7,369	7.34	99,665	3,121	6.32
Mortgage banker finance	156,786	5,218	6.71	132,424	3,671	5.59
Commercial business	39,698	1,343	6.82	24,411	751	6.20
Consumer	92,165	3,250	7.11	59,979	2,157	7.25

Total loans	4,031,846	120,825	6.01	3,432,715	83,242	4.86

Total interest-earning assets	4,575,553	134,019	5.88	3,778,906	88,419	4.69
Non-interest-earning assets	289,517			144,972

Total assets	$4,865,070			$3,923,878

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$190,134	$1,476	1.57%	$91,301	$454	1.00%
Money market and savings	243,071	2,999	2.49	192,166	1,523	1.60
Certificates of deposit	736,379	13,553	3.71	397,806	4,905	2.49
Non-interest bearing deposits	158,623	—	—	90,819	—	—

Total community banking	1,328,207	18,028	2.74	772,092	6,882	1.80
Wholesale and money desk	1,023,522	23,257	4.58	1,076,709	15,292	2.86

Total deposits	2,351,729	41,285	3.54	1,848,801	22,174	2.42

FHLB advances	2,000,033	41,943	4.17	1,715,773	24,072	2.79
Short term borrowing	4,420	132	5.94	—	—	—
Junior subordinated notes	107,988	3,508	6.46	42,495	1,371	6.42

Total interest-bearing liabilities	4,464,170	86,868	3.90	3,607,069	47,617	2.64
Non-interest-bearing liabilities and stockholders’ equity	400,900			316,809

Total liabilities and stockholders’ equity	$4,865,070			$3,923,878

Net interest income/interest rate spread		$47,151	1.98%		$40,802	2.05%

Net yield on interest-earning assets			2.08%			2.17%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.50%			104.76%

Non-interest income. Non-interest income comprises the following (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Loan fee income	$3,331	$3,784
Deposit fees	2,950	2,032
Gain on sale of single family loans	2,919	1,919
Gain (loss) on sale of securities	(2)	44
Other	1,087	857

	$10,285	$8,636

     Non-interest income increased $1.7 million to $10.3 million for the six months ended June 30, 2006, compared to $8.6 million for the same period a year ago. This increase was due to an increase in gain on sale of single family loans and deposit fees from the growth of our community bank and our acquisitions of Athens and Elgin, and the branch purchase.

     Loan fee income decreased $453,000 during the six months ended June 30, 2006, to $3.3 million, from $3.8 million during the six months ended June 30, 2005. This decrease reflected a decline in mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $2.7 million during the six months ended June 30, 2006, compared to $3.3 million during the same period a year ago.

     Deposit fees increased $918,000 during the six months ended June 30, 2006, to $2.9 million, from $2.0 million during the six months ended June 30, 2005. This increase related to overdraft fees, service charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 34,420 at June 30, 2005 to 45,556 at June 30, 2006. This growth came from our acquisition of Elgin on July 15, 2005 and the branch purchase on December 2, 2005 and successful marketing efforts.

     Gains on sales of single family loans increased $1.0 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. During the six months ended June 30, 2006, we sold $383.1 million of single family loans, resulting in a gain of $2.9 million, or 76 basis points on loans sold, compared to sales of $329.5 million for a gain of $1.9 million, or 58 basis points on loans during the six months ended June 30, 2005.

     Other non-interest income increased $230,000 during the six months ended June 30, 2006, to $1.1 million, compared to $857,000 during the six months ended June 30, 2005. This increase was due to increased retail brokerage services, higher builder line fees and a loan prepayment penalty.

Non-interest expense. Non-interest expense comprises the following (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Salaries and benefits	$17,992	$13,924
Data processing	3,649	2,477
Occupancy	3,612	2,281
Professional fees	1,282	2,922
Loan expenses, net	1,294	1,230
Core deposit amortization	370	511
Other	4,801	3,847

	$33,000	$27,192

     Non-interest expense increased $5.8 million during the six months ended June 30, 2006, to $33.0 million, compared to $27.2 million for the six months ended June 30, 2005. The increase in non-interest expense was due to the overall growth of the company, including the acquisitions of Athens and Elgin and the branch purchase.

     Salaries and benefits increased $4.1 million during the six months ended June 30, 2006, to $18.0 million, compared to $13.9 million during the six months ended June 30, 2005. The number of full time equivalent employees at June 30, 2006 totaled 697, compared to 635 at June 30, 2005. The increase in headcount includes approximately 27 from the mortgage group, including retail mortgage offices, five in commercial lending, seven in community banking, and 23 operations staff to support the growth in our community banking and commercial businesses. We also implemented SFAS 123(R) during 2006 which increased compensation expenses approximately $406,000.

     Data processing expense increased $1.1 million during the six months ended June 30, 2006, to $3.6 million, from $2.5 million during the six months ended June 30, 2005. Higher data processing costs represent an increase in outsourced data processing services, higher transaction volumes as a result of acquisitions and internal growth, and depreciation on computer hardware and software to support the growth of our community banking and lending business as well as the conversion of Athens to our systems during January 2006.

     Occupancy expense increased $1.3 million during the six months ended June 30, 2006, to $3.6 million, from $2.3 million during the six months ended June 30, 2005. This increase was due to the acquisitions of Athens, Elgin and the branch purchase, which together added 11 community banking offices. Four of the offices were added in May 2005 from the acquisition of Athens. Additionally, we opened one new community banking office in central Texas during the second quarter of 2006. We also refurbished our east Texas banking offices during the second quarter of 2006.

     Professional fees decreased $1.6 million during the six months ended June 30, 2006, to $1.3 million, from $2.9 million during the six months ended June 30, 2005. This decrease was primarily related to a decrease in legal fees. During 2005, the company incurred legal fees in defense of a lawsuit relating to construction lending activities that arose prior to our acquisition of Franklin that was settled in July 2005. In addition, the consulting agreement with Ranieri & Co., Inc. expired on October 30, 2005. Additionally, accounting and audit fees decreased.

     Loan expenses increased $64,000 during the six months ended June 30, 2006, to $1.3 million from $1.2 million during the six months ended June 30, 2005. This increase was due to a increase in expenses related to sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization decreased $141,000 during the six months ended June 30, 2006, to $370,000, compared to $511,000 during the six months ended June 30, 2005. During the quarter ended June 30, 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis on the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million and the related amortization of $500,000. The amortization of the core deposit intangible for these two acquisitions is being amortized on a straight-line basis over eight years.

     Other non-interest expense increased $954,000 during the six months ended June 30, 2006. This increase includes higher ATM volume processed and correspondent bank charges, as well as costs related to the Athens and Elgin acquisitions and the branch purchase.

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

     Net income available to common shareholders was $7.8 million, or $0.33 per diluted share, for the three months ended June 30, 2006, compared to $6.7 million, or $0.29 per diluted share, for the three months ended June 30, 2005. The results of operations for the three months ended June 30, 2006 include activity for Elgin and the branch purchase. Also, dividends of $629,000 were paid to preferred stock shareholders in the second quarter of 2006. The results of operations for the three months ended June, 30, 2005 include activity for Athens beginning May 9, 2005.

     Net interest income. Net interest income increased $4.5 million to $24.7 million for the three months ended June 30, 2006, compared to $20.2 million for the same period in 2005. The increase was due to a $826.7 million increase in average interest-earning assets, resulting primarily from an increase in builder lines and commercial real estate loans and due to the acquisitions of Athens, Elgin, and the branch purchase. The net yield increased 5 basis points. This increase is primarily due to the continued change in loan mix towards commercial and consumer loans.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended June 30, 2006 and 2005. Balances for both periods presented are based on daily averages, except for Athens from its acquisition on May 9, 2005 for the three months ended June 30, 2005, and Cedar Creek from April 1, 2005 to May 19, 2005 whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$129,865	$1,568	4.78%	$82,658	$476	2.28%
Available for sale securities	64,333	681	4.25	69,617	500	2.88
FHLB stock and other investments	89,412	1,095	4.91	82,279	715	3.48
Mortgage-backed securities	323,234	4,246	5.25	99,048	882	3.56
Loans
Single family	2,846,921	39,112	5.50	2,833,277	31,512	4.45
Builder lines	848,467	17,392	8.22	478,821	7,905	6.62
Commercial real estate	222,326	4,140	7.47	105,215	1,537	5.86
Mortgage banker finance	157,570	2,802	7.13	142,489	2,051	5.77
Commercial business	38,551	647	6.73	29,678	450	6.08
Consumer	93,936	1,643	7.02	64,858	1,159	7.17

Total loans	4,207,771	65,736	6.26	3,654,338	44,614	4.89

Total interest-earning assets	4,814,615	73,326	6.10	3,987,940	47,187	4.74
Non-interest-earning assets	301,779			149,499

Total assets	$5,116,394			$4,137,439

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$177,943	$671	1.51%	$104,813	$267	1.02%
Money market and savings	246,696	1,638	2.66	190,209	745	1.57
Certificates of deposit	777,599	7,555	3.90	420,937	2,736	2.61
Non-interest bearing deposits	166,901	—	—	102,564	—	—

Total community banking	1,369,139	9,864	2.89	818,523	3,748	1.84
Wholesale and money desk	1,181,725	14,450	4.90	1,176,614	9,320	3.18

Total deposits	2,550,864	24,314	3.82	1,995,137	13,068	2.63

FHLB advances	2,028,836	22,483	4.38	1,759,768	13,065	2.94
Short term borrowing	3,846	59	6.08	—	—	—
Junior subordinated notes	108,004	1,791	6.56	57,229	893	6.17

Total interest-bearing liabilities	4,691,550	48,647	4.13	3,812,134	27,026	2.83
Non-interest-bearing liabilities and stockholders’ equity	424,844			325,305

Total liabilities and stockholders’ equity	$5,116,394			$4,137,439

Net interest income/interest rate spread		$24,679	1.97%		$20,161	1.91%

Net yield on interest-earning assets			2.08%			2.03%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.62%			104.61%

Non-interest income. Non-interest income comprises the following (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Loan fee income	$1,917	$2,104
Deposit fees	1,490	1,106
Gain on sale of single family loans	1,591	1,292
Gains on sale of securities	—	44
Other	639	576

	$5,637	$5,122

     Non-interest income increased $515,000 to $5.6 million for the three months ended June 30, 2006, compared to $5.1 million for the same period a year ago. This increase was due to an increase in gain on sale of single family loans, and an increase in deposit fees resulting from the growth of our community bank and our acquisitions of Athens, Elgin, and the branch purchase.

     Loan fee income decreased $187,000 during the three months ended June 30, 2006, to $1.9 million, from $2.1 million during the three months ended June 30, 2005. This decrease reflected a decline in mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $1.6 million during the three months ended June 30, 2006, compared to $1.8 million during the same period a year ago.

     Gains on sales of single family loans increased $299,000 during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. During the three months ended June 30, 2006, we sold $219.1 million of single family loans, resulting in a gain of $1.6 million, or 73 basis points on loans sold, compared to sales of $205.3 million for a gain of $1.3 million or 63 basis points on loans during the three months ended June 30, 2005.

     Deposit fees increased $384,000 during the three months ended June 30, 2006, to $1.5 million, from $1.1 million during the three months ended June 30, 2005. This increase relates to overdraft fees, service charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 34,420 at June 30, 2005 to 45,556 at June 30, 2005.

     There were no sales of securities during the three months ended June 30, 2006. Gains on sales of securities were $44,000 related to the sale of $5.8 million of mortgage backed securities during the three months ended June 30, 2005.

     Other non-interest income increased $63,000 during the three months ended June 30, 2006, to $639,000 compared to $576,000 during the three months ended June 30, 2005.

Non-interest expense. Non-interest expense comprises the following (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Salaries and benefits	$9,192	$7,260
Data processing	1,755	1,327
Occupancy	1,772	1,196
Professional fees	683	1,688
Loan expenses, net	815	568
Core deposit amortization	(111)	281
Other	2,500	1,974

	$16,606	$14,294

     Non-interest expense increased $2.3 million during the three months ended June 30, 2006, to $16.6 million, compared to $14.3 million for the three months ended June 30, 2005. The increase in non-interest expense is due to the overall growth of the company, including the acquisitions of Athens and Elgin, and the branch purchase.

     Salaries and benefits increased $1.9 million during the three months ended June 30, 2006, to $9.2 million, compared to $7.3 million during the three months ended June 30, 2005. The number of full time equivalent employees at June 30, 2006 totaled 697, compared to 635 at June 30, 2005. The increase in headcount includes approximately 27 from the mortgage group, including retail mortgage offices, five in commercial lending, seven in community banking, and 23 operations staff to support the growth in our community banking and commercial businesses. We also implemented SFAS 123(R) during 2006, which increased compensation expenses approximately $203,000 for the three months ended June 30, 2006.

     Data processing expense increased $428,000 during the three months ended June 30, 2006, to $1.8 million, from $1.3 million during the three months ended June 30, 2005. Higher data processing costs represent an increase in outsourced data processing services, higher transaction volumes as a result of acquisitions and internal growth, and depreciation on computer hardware and software to support the growth of our community banking and lending business.

     Occupancy expense increased $576,000 during the three months ended June 30, 2006, to $1.8 million, from $1.2 million during the three months ended June 30, 2005. This increase is due to the acquisitions of Athens, Elgin and the branch purchase which together added 11 community banking offices. Four of the offices were added in May 2005 for the Athens acquisition. Additionally, we opened one new community banking office in central Texas during the second quarter of 2006. We also refurbished our east Texas banking office and changed the banner in which these operate to Franklin Bank. Previously, these locations operated under the names of Jacksonville Bank, Cedar Creek Bank and First Athens Bank.

     Professional fees decreased $1.0 million during the three months ended June 30, 2006, to $683,000, from $1.7 million during the three months ended June 30, 2005. The decrease was primarily related to a decrease in legal fees. During 2005, the company incurred legal fees in defense of a lawsuit relating to construction lending activities that arose prior to our acquisition of Franklin that was settled in July 2005. In addition, the consulting agreement with Ranieri & Co., Inc. expired on October 30, 2005. Additionally, accounting and audit fees decreased.

     Loan expenses increased $247,000 during the three months ended June 30, 2006, to $815,000 from $568,000 during the three months ended June 30, 2005. This increase is due to an increase in expenses related to sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization decreased $392,000 during the three months ended June 30, 2006, to ($111,000), compared to $281,000 during the three months ended June 30, 2005. During the quarter ended June 30, 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis on the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million and the related amortization of $500,000. The amortization of the core deposit intangible for these two acquisitions is being amortized on a straight-line basis over eight-years.

     Other non-interest expense increased $526,000 during the three months ended June 30, 2006. This increase includes higher costs related to our acquisitions of Athens and Elgin, and the branch purchase.

Financial Condition

General. Total assets increased $624.6 million to $5.1 billion at June 30, 2006, from $4.5 billion at December 31, 2005. The increase in assets was primarily attributable to growth within the commercial loan portfolio.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, no securities were characterized as held-to-maturity.

	June 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Private fixed rate	$168,468	$—	$(3,624)	$164,844
Agency fixed rate	80,641	8	(2,776)	77,873
Agency adjustable rate	64,842	147	(857)	64,132

Total mortgage-backed securities	313,951	155	(7,257)	306,849

Securities available for sale:
Mutual fund investment	52,299	—	(1,593)	50,706
Agency securities	6,479	—	(151)	6,328
Municipal bonds	5,360	1	(108)	5,253
Corporate securities	152	—	(1)	151

Total securities available for sale	64,290	1	(1,853)	62,438

Federal Home Loan Bank stock and other investments	87,128	—	—	87,128

Total investment portfolio	$465,369	$156	$(9,110)	$456,415

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$61,373	$252	$(923)	$60,702
Agency adjustable rate	77,216	310	(689)	76,837

Total mortgage-backed securities	138,589	562	(1,612)	137,539

Securities available for sale:
Mutual fund investment	52,299	—	(1,355)	50,944
Agency securities	6,879	—	(117)	6,762
Municipal bonds	5,731	10	(24)	5,717
Corporate securities	359	—	(3)	356

Total securities available for sale	65,268	10	(1,499)	63,779

Federal Home Loan Bank stock and other investments	80,802	—	—	80,802

Total investment portfolio	$284,659	$572	$(3,111)	$282,120

     Our investment portfolio increased $174.3 million during the six months ended June 30, 2006, to $456.4 million, from $282.1 million at December 31, 2005. During the six months ended June 30, 2006 we had purchases of $225.4 million of primarily private label mortgage-backed securities. These securities were rated AA or better. Offsetting these purchases were principal repayments and maturities of $46.6 million.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$2,644,661	65.12%	$2,367,658	67.15%
Builder lines	879,895	21.67	671,069	19.03
Mortgage banker finance	167,768	4.13	173,803	4.93
Commercial real estate	201,905	4.97	168,830	4.79
Commercial business	44,755	1.10	41,172	1.17
Multi-family	27,207	0.67	10,662	0.30
Consumer	94,939	2.34	92,672	2.63

Sub-total	4,061,130	100.00%	3,525,866	100.00%

Allowance for credit losses	(13,793)		(13,367)
Deferred loan costs, net	38,445		33,873

Total loans held for investment	4,085,782		3,546,372

Held for sale:
Single family mortgages	230,180		264,560
Deferred loan costs, net	1,448		2,463

Total loans held for sale	231,628		267,023

Total loans	$4,317,410		$3,813,395

     The loan portfolio, excluding the allowance for credit losses, premiums and deferred fees and costs, increased $500.9 million, to $4.3 billion at June 30, 2006, compared to $3.8 billion at December 31, 2005. This increase was primarily in our commercial loans. Our commercial lending portfolio, which comprises builder lines, commercial real estate, commercial business, mortgage banker finance and multifamily loans, increased $256.0 million, to $1.3 billion at June 30, 2006, from $1.1 billion at December 31, 2005. Fundings of commercial lines totaled $1.9 billion and principal repayments were $1.6 billion during the six months ended June 30, 2006. Single family loans held for investment were $2.6 billion at June 30, 2006 and $2.4 billion at December 31, 2005. During the six months ended June 30, 2006, purchases of single family loans held for investment totaled $689.7 million and principal repayments were $411.6 million. Single family loans held for sale decreased $34.4 million, to $230.2 million at June 30, 2006, from $264.6 million at December 31, 2005. Sales of single family loans held for sale totaled $383.1 million, originations were $422.4 million, and repayments were $73.2 million during the six months ended June 30, 2006.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	June 30,	December 31,
	2006	2005
Non-interest bearing	$148,500	$140,571
Custodial accounts	12,107	6,737
Interest bearing deposits
Checking accounts	155,289	207,404
Money market accounts	195,636	165,300

Subtotal	350,925	372,704
Savings accounts	55,520	68,034
Certificates of deposit
Consumer and commercial	792,400	664,869
Wholesale and brokered	1,163,274	868,593

Subtotal	1,955,674	1,533,462

Total interest bearing deposits	2,362,119	1,974,200

Total deposits	$2,522,726	$2,121,508

     Deposits increased $401.2 million during the six months ended June 30, 2006, to $2.5 billion, from $2.1 billion at December 31, 2005. At June 30, 2006, all of our acquisitions had been converted to one technology platform. This has allowed us to market the same deposit product mix in all of our locations. As a result, our community banking deposits increased $106.5 million from December 31, 2005. Additionally, wholesale and brokered deposits increased $294.7 million. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings comprise Federal Home Loan Bank “FHLB” advances. FHLB advances increased $156.4 million during the six months ended June 30, 2006 to $2.0 billion, from $1.8 billion at December 31, 2005. The increase in borrowings contributed to the funding of asset growth during the period. At June 30, 2006, FHLB advances were 43.2% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets comprise non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	June 30,	December 31,
	2006	2005
Non-performing loans
Single family mortgages	$5,470	$3,325
Commercial	5,994	22,427
Consumer	182	305

Total non-performing loans	11,646	26,057

Real estate owned
Single family mortgages	2,269	1,450
Commercial	17,641	3,482

Total real estate owned	19,910	4,932

Total non-performing assets	$31,556	$30,989

      Non-performing assets increased $567,000 during the six months ended June 30, 2006, to $31.6 million, from $31.0 million at December 31, 2005. The decrease in commercial non-performing loans and corresponding increase in commercial real estate owned is due to the foreclosure of a $14.5 million development loan during the year.

     At June 30, 2006, we had $31.6 million in non-performing assets, composed of $11.6 million in loans that were four payments or more delinquent in nonaccrual status and $19.9 million of real estate owned. This compares to $31.0 million in non-performing assets at December 31, 2005, composed of $20.3 million in loans that were four payments or more delinquent in nonaccrual status, a $5.8 million mortgage banker finance loan to a customer that ceased operations in the fourth quarter of 2005 and $4.9 million of real estate owned. At June 30, 2006 and December 31, 2005, the company had impaired loans totaling approximately $6.6 million and $21.4 million, respectively. Additionally, at June 30, 2006, the company had $12.2 million of loans that were four payments or more delinquent and still accruing interest, which are primarily composed of single family loans serviced by others that are under an agreement with the servicer whereby we receive scheduled payments until foreclosure.

     The recorded investment in impaired loans and the related allowances were as follows (in thousands):

	June 30,	December 31,
	2006	2005
With allowances	$6,645	$21,343
Without allowances	—	98

	$6,645	$21,441

Allowance for impaired loans	$4,590	$4,763
     Of the allowance for impaired loans, $4.4 million is applicable to the $5.8 million mortgage banker finance loan. The bank has filed claims with insurance and title companies.
     The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Average balance of impaired loans	$7,299	$—
Interest income recognized	19	—

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

     At June 30, 2006 and December 31, 2005, we had $24.8 million and $12.3 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Six Months Ended
	June 30,
	2006	2005
Beginning balance	$13,367	$7,358
Acquisitions
Athens	—	1,155
Provisions for credit losses
Single family	143	55
Commercial	605	1,043
Consumer	9	(254)
Charge-offs
Single family	(137)	(131)
Commercial	(152)	(31)
Consumer	(89)	(52)
Recoveries
Single family	1	—
Commercial	27	10
Consumer	19	50

Ending balance	$13,793	$9,203

Allowance for credit losses to non-performing loans	118.43%	189.07%
Allowance for credit losses to total loans	0.32	0.24
Allowance for credit losses to average loans	0.34	0.27
Net charge-offs to average loans	0.01	0.01

The allowance for credit losses at June 30, 2006 was $13.8 million, or 0.32% of total loans outstanding, an increase of $426,000 from December 31, 2005. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

     The increase in the allowance for credit losses during the six months ended June 30, 2006 was primarily due to growth in the commercial loan portfolio.

     See Note 1 to the consolidated financial statements in the company’s Annual Report on Form 10-K for further discussion of our allowance for credit losses.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at June 30, 2006:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	7.43%
Tier 1 risk-based capital ratio	6.00%	11.30%
Total risk-based capital	10.00%	11.72%

     The bank’s regulatory capital at June 30, 2006 was in excess of the “well capitalized” requirements.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the six months ended June 30, 2006 and 2005, a significant source of funding has been from our deposits, both community banking and wholesale and brokered.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At June 30, 2006, our borrowings from the FHLB were $2.0 billion and our additional borrowing capacity was approximately $547.5 million. At June 30, 2006, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our preferred stock or our common stock and to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. The stated annual dividends on our preferred stock, which are not cumulative, are $6.5 million per year. At June 30, 2006, we had approximately $5.9 million in available cash and the bank had the ability to pay approximately $73.3 million in dividends to us without prior regulatory approval.

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

Derivatives and Hedging Activities
     In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statements of operations. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of June 30, 2006, we had $42.9 million of fixed rate mortgage loans with committed interest rates that had not closed and $29.9 million in forward sales agreements allocated to these commitments, based on an expected close rate of 67% for these loans.
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
     As of June 30, 2006, accumulated other comprehensive income included $903,000 of deferred after-tax net gains related to derivative instruments designated as cash flow hedges of our junior subordinated notes, of which $441,000 is expected to be reclassified into earnings during the next twelve months.

Interest Rate Risk Management

     The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at June 30, 2006 was a negative gap of $147.3 million, or 2.9%, of total assets, compared to a negative $231.6 million, or 5.2% of total assets at December 31, 2005. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for further information.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At June 30, 2006, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$97,022	(7.5)%
Up 100 basis points	101,264	(3.4)
Base	104,873	—
Down 100 basis points	108,932	3.9
Down 200 basis points	112,944	7.7

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

     On July 31, 2006, the company filed suit against TES Properties LLC, Suzan E. Taylor and Taylor-Brown, L.P. in the 221st District Court of the State of Texas. The suit seeks deficiencies relating to a breach of contract by the defendants, declaratory relief declaring the company as the owner of a disputed 15 acre track of land and seeks that the proceeds from a sale of a two to three acres portion of the disputed track be paid to the company. The disputed track, which is included in real estate owned, represents a portion of the approximately 205 acres that, in addition to the personal guarantees of the principals of the borrower, serve as collateral for a $14.5 million development loan previously foreclosed. The case is in its early stages and discovery has not commenced. The company believes that, in the event of a loss resulting from an adverse decision regarding title to the disputed tract, the company would have a claim against the guarantors.

Item 1A. Risk Factors
     Item 1A of the 2005 Form 10-K sets forth information relating to the material risks and uncertainties that affect our business. These factors continue to be relevant to an understanding of our business, financial condition and results of operations. In addition, on May 10, 2006 we issued $86.3 million of Series A Non-Cumulative Perpetual Preferred Stock. The risk factors contained in Item 1A of the 2005 Form 10-K are supplemented by the following risk factors relating to an investment in the preferred stock.
Risks Related to the Preferred Shares
Dividends on the preferred shares are non-cumulative.
     Dividends on the preferred shares are non-cumulative. Consequently, if our board of directors (or a duly authorized committee of the board) does not authorize and declare a dividend for any dividend period, holders of the preferred shares will not be entitled to receive any dividend for such dividend period, and such unpaid dividend will cease to be payable. We will have no obligation to pay dividends for a dividend period if our board of directors (or a duly authorized committee of the board) has not declared such dividend, whether or not dividends are declared for any subsequent dividend period with respect to the preferred shares or any other preferred stock we may issue.
     Unless full dividends for the latest completed dividend period have been declared and paid on the preferred shares, the terms of the preferred shares provide that dividends may not be paid or declared on our common stock or other junior stock during the current dividend period, and that we may not purchase, redeem or otherwise acquire common stock or junior stock during the current dividend period, subject to certain exceptions. Because of these provisions and the fact that dividends on the preferred shares are non-cumulative, the only dividend period during which we will be precluded from paying dividends on or acquiring common stock or other junior stock after failing to pay a dividend on the preferred shares is the dividend period immediately after the dividend period for which we did not pay dividends on the preferred shares. We did not pay any dividend on our common stock in 2005 or 2004. We currently do not intend to pay any dividends on our common stock.
The preferred shares are equity and are subordinate to our existing and future indebtedness.
     The preferred shares are equity interests and do not constitute indebtedness. As such, the preferred shares will rank junior as to dividends and in liquidation to all of our indebtedness and other non-equity claims on us with respect to assets available to satisfy claims on us, including our deposit and other liabilities. Our existing and future indebtedness may restrict payments of dividends on the preferred shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the preferred shares:
•	dividends are payable only when, as and if declared by our board of directors (or a duly authorized committee of the board of directors); and

•	we may only make payments of dividends or of a redemption price out of lawfully available funds.
     We may issue additional preferred shares and/or shares of preferred stock ranking on parity with the preferred shares as to dividends, distributions of our assets on our liquidation or both without the consent of the holders of preferred shares.
     Without the consent of the holders of the preferred shares, we may issue additional preferred shares and/or shares of another class or series of preferred stock ranking:
•	on a parity with the preferred shares as to dividends, but not as to the distribution of our assets in liquidation, dissolution or winding up, which we refer to as “dividend parity stock;”

•	on a parity with the preferred shares as to the distribution of our assets in liquidation, dissolution or winding up, but not as to dividends, which we refer to as “liquidation parity stock;” and/or

•	on a parity with the preferred shares as to both dividends and the distribution of our assets in liquidation, dissolution or winding up, which we refer to as “parity stock.”
     Upon the declaration of a dividend, we are required to pay the holders of any shares of dividend parity stock or parity stock at the same time and in the same proportions as we are required to pay to the holders of the preferred shares. Upon our liquidation, dissolution or winding up, we are required to pay to the holders of any shares of liquidation parity stock or parity stock at the same time and in the same proportions as we are required to pay to the holders of the preferred shares.
     Consequently, if we do not have sufficient funds to pay scheduled dividends to the holders of the dividend parity stock, parity stock and the preferred shares, we may not declare or pay a portion of the scheduled dividends on the preferred shares. Similarly, upon our liquidation, dissolution or winding up, if we do not have sufficient funds to pay the full liquidation amount to the holders of liquidation parity stock, parity stock and the preferred shares, you may receive less than the liquidation amount of your preferred shares.
Our ability to pay dividends on the preferred shares is dependent on the receipt of dividends from Franklin Bank.
     Because we are a holding company with no significant assets other than Franklin Bank, we depend upon dividends from Franklin Bank for all of our revenues. Accordingly, our ability to pay dividends depends upon our receipt of dividends or other capital distributions from Franklin Bank. The declaration of dividends by Franklin Bank is subject to the discretion of its board of directors. In addition, Franklin Bank’s ability to pay dividends to us is subject to the regulatory authority of the Texas Department of Savings and Mortgage Lending, or TDSML, the OTS, and the FDIC.
     TDSML. Under Texas law, a Texas state savings bank is permitted to pay dividends out of current or retained income. The TDSML must approve a cash dividend by a savings bank considered to be in an unsafe condition or to have less than zero retained income on the date the dividend is declared.
     OTS. If the OTS determines that there is reasonable cause to believe that our continuation of an activity constitutes a serious risk to the financial safety, soundness or stability of Franklin Bank, the OTS may impose such restrictions as it deems necessary to address that risk, including limiting the payment of dividends. Franklin Bank is required to give the OTS 30 days’ notice before making any dividend to us. The OTS may object to any dividend if it believes the dividend will be unsafe and unsound. Generally, Franklin Bank may make a capital distribution in an amount equal to Franklin Bank’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that Franklin Bank does not become less than well-capitalized as a result of the distribution. As of December 31, 2005, Franklin Bank could have paid approximately $61.0 million in dividends to us. Additional capital distributions above the limit for an expedited status institution are possible but require the prior approval of the OTS. Franklin Bank’s ability to make such distributions depends on maintaining eligibility for “expedited status.” Franklin Bank currently qualifies for expedited status, but there can be no assurance that it will maintain its current status.
     FDIC. An application to the FDIC is also necessary if any capital distribution would cause Franklin Bank to become less than adequately capitalized. The FDIC is unlikely to approve any capital distribution that would cause Franklin Bank to fail to meet its capital requirements or to become under-capitalized on a pro forma basis after giving effect to the proposed capital distribution.
A default under our junior subordinated notes would prevent us from paying dividends on or redeeming the preferred shares.
     At December 31, 2005, we had outstanding four issues of variable rate junior subordinated notes aggregating $105 million. The junior subordinated notes were issued by us in exchange for funds received from the sale of variable rate trust preferred securities by four of our subsidiaries. The junior subordinated notes mature at various dates in 2032 and 2035, and we may prepay them at various dates beginning in 2007 and 2010. We will be unable to pay dividends on or redeem any of the preferred shares if an event of default on our junior subordinated notes occurs and is continuing.
The redemption provisions of the preferred shares and regulatory restrictions applicable to Franklin Bank may cause the preferred shares to be redeemed or to remain outstanding when not advantageous to holders of preferred shares.
     We may not redeem the preferred shares until on or after May 10, 2011, and any redemption thereafter will be dependent upon the receipt of funds for such use from Franklin Bank, which must satisfy regulatory requirements applicable to the declaration and payment of dividends to us. While we may redeem the preferred shares at any time on or after May 10, 2011, we are not required to do so. Consequently, we may be unable or may choose not to redeem the preferred shares at a time when you would like us to do so. Additionally, because we have the sole discretion to redeem the preferred shares on or after May 10, 2011, we may choose to redeem the preferred shares at a time when holders of preferred shares would prefer we not do so.
The current favorable tax treatment on dividends received by individual U.S. taxpayers will expire on December 31, 2008 unless extended by Congress.
     Dividends paid to individual U.S. holders of preferred shares through December 31, 2008 generally are taxable to the holder at a maximum rate of 15%, subject to satisfaction of certain requirements. Unless Congress extends this provision prior to its expiration, after December 31, 2008 dividends on the preferred shares will be taxable at the ordinary income rate then in effect, which is currently a maximum of 35% for individuals. We can give no assurance that the current provision will be extended, or that Congress will not take action prior to December 31, 2008 to increase the maximum rate of tax payable with respect to dividends received.
The voting rights of holders of the preferred shares are limited.
     Holders of the preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders. The limited voting rights of holders of the preferred shares include the right to vote as a class on certain fundamental matters that may affect the preference or special rights of the preferred shares. In addition, if we have failed to pay dividends on the preferred shares on six quarterly dividend payment dates (whether or not consecutive), the holders of the preferred shares, together with the holders of any dividend parity stock or parity stock similarly entitled, shall be entitled to elect two additional directors to our board of directors.
An active trading market for the preferred shares may not develop.
     Prior to this offering, there has been no existing market for the preferred shares. Although the preferred shares are listed for trading on the American Stock Exchange, an active trading market may not develop for the preferred shares. Even if a secondary market for the preferred shares develops, it may not provide significant liquidity, and transaction costs in any secondary market could be high. As a result, the difference between bid and ask prices in any secondary market could be substantial.
General market conditions and unpredictable factors could adversely affect market prices for the preferred shares.
     The preferred shares may trade at prices higher or lower than the initial public offering price. Several factors, many of which are beyond our control, may influence the market value of the preferred shares, including but not limited to:
•	whether dividends have been declared or are likely to be declared on the preferred shares from time to time;

•	our creditworthiness;

•	the market for similar securities; and

•	economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally.
     Accordingly, the preferred shares may trade at a discount to the price paid for them by holders. An investment in the preferred shares involves risks, is not an insured deposit, and has no certainty of return.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The company held its annual meeting of stockholders on May 3, 2006.

(b) At the 2006 annual meeting, the stockholders of the company elected Lewis S. Ranieri, Robert A. Perro, and John B. Selman as Class III directors to serve until the 2009 annual meeting of stockholders. The terms of office of each David M. Golush, Alan E. Master, William B. Rhodes, Lawrence Chimerine, Ph.D., James A. Howard, C.P.A., and Anthony J. Nocella continued after the meeting.

(c) Set forth below is a description of each matter voted on at the 2006 annual meeting, the number of votes cast for, against or withheld and the number of abstentions and broker non-votes as to each such matter, including a separate tabulation for each nominee for director:

At the company’s Annual Meeting of Shareholders held on May 3, 2006, shareholders voted on the following matters:

1) To elect three Class III director nominees to serve until the 2009 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld	Broker Non-Vote
Lewis S. Ranieri	19,083,480	896,845	—
Robert A. Perro	19,059,242	921,083	—
John B. Selman	19,163,572	816,753	—

2) To approve the Franklin Bank Corp. 2006 Long-Term Incentive Plan.

Total Votes For	Total Votes Against	Total Abstentions	Broker Non-Vote
14,998,422	2,682,203	177,360	2,122,340

3) To ratify the appointment of Deloitte & Touche LLP as the company’s independent auditors for the fiscal year ending December 31, 2006.

Total Votes For	Total Votes Against	Total Abstentions	Broker Non-Vote
19,943,223	14,992	22,110	—

(d) Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description

4.1	Form of Certificate of Designations of Series A Non-Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the company’s Registration Statement on Form S-3 (File No. 333-133417)) filed May 4, 2006.

4.2	Form of Preferred Share Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the company’s Registration Statement on Form S-3 (File No. 333-133417)) filed April 19, 2006.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

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

Franklin Bank Corp.
(Registrant)

Date: August 7, 2006	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit
Number	Description

4.1	Form of Certificate of Designations of Series A Non-Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the company’s Registration Statement on Form S-3 (File No. 333-133417)) filed May 4, 2006.

4.2	Form of Preferred Share Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the company’s Registration Statement on Form S-3 (File No. 333-133417)) filed April 19, 2006.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.