Form 10-Q
period 2006-09-30
FRANKLIN BANK CORP
filed 2006-11-09
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
(713) 339-8900

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

     As of November 8, 2006, there were 23,561,166 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$63,352	$125,727
Securities available for sale, at fair value (amortized cost of $62.0 million and $65.3 million at September 30, 2006 and December 31, 2005, respectively)	60,503	63,779
Federal Home Loan Bank stock and other investments, at cost	87,927	80,802
Mortgage-backed securities available for sale, at fair value (amortized cost of $303.8 million and $138.6 million at September 30, 2006 and December 31, 2005, respectively)	302,041	137,539
Loans held for sale	185,254	267,023
Loans held for investment (net of allowance for credit losses of $14.2 million and $13.4 million at September 30, 2006 and December 31, 2005, respectively)	4,226,680	3,546,372
Goodwill	149,858	147,742
Other intangible assets, net of amortization	13,809	13,954
Premises and equipment, net	27,411	25,459
Real estate owned	20,259	5,856
Other assets	36,108	56,999

TOTAL ASSETS	$5,173,202	$4,471,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$2,562,362	$2,121,508
Federal Home Loan Bank advances	2,018,290	1,842,394
Short-term borrowings	—	5,000
Junior subordinated notes	108,059	107,960
Other liabilities	48,521	61,559

Total liabilities	4,737,232	4,138,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Non-Cumulative Perpetual Preferred Stock, par value $.01 with liquidation preference of $25 per share, 3,450,000 issued and outstanding at September 30, 2006	86,250	—
Common stock $0.01 par value, 35,000,000 shares authorized and 23,541,080 and 23,375,076 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	235	234
Additional paid-in capital	280,125	281,789
Retained earnings	71,392	51,863
Accumulated other comprehensive income/(loss) — Unrealized losses on securities available for sale, net	(2,032)	(1,606)
Cash flow hedges, net	—	551

Total stockholders’ equity	435,970	332,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,173,202	$4,471,252

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Cash equivalents and short-term investments	$2,353	$2,114	$7,778	$5,466
Mortgage-backed securities	4,104	1,153	11,873	2,978
Loans	68,785	49,673	189,610	132,915

Total interest income	75,242	52,940	209,261	141,359

INTEREST EXPENSE
Deposits	27,120	14,250	68,405	36,424
Federal Home Loan Bank advances	24,120	15,290	66,063	39,362
Short-term borrowings	—	—	132	—
Junior subordinated notes	1,939	1,421	5,447	2,792

Total interest expense	53,179	30,961	140,047	78,578
Net interest income	22,063	21,979	69,214	62,781
PROVISION (CREDIT) FOR CREDIT LOSSES	607	(428)	1,364	416

Net interest income after provision (credit) for credit losses	21,456	22,407	67,850	62,365
NON-INTEREST INCOME
Loan fee income	1,746	1,632	5,077	5,416
Deposit fees	1,703	1,397	4,653	3,429
Gain on sale of single family loans	1,733	1,085	4,652	3,004
Gain (loss) on sale of securities	—	727	(2)	771
Other	1,519	447	2,606	1,304

Total non-interest income	6,701	5,288	16,986	13,924
NON-INTEREST EXPENSE
Salaries and benefits	8,036	7,884	26,028	21,808
Data processing	1,650	1,673	5,299	4,150
Occupancy	1,979	1,466	5,591	3,747
Professional fees	868	1,111	2,150	3,783
Professional fees — related parties	—	125	—	375
Loan expenses, net	591	497	1,885	1,727
Core deposit amortization	327	402	697	913
Real estate owned	1,856	17	2,004	104
Other	2,235	2,067	6,888	5,827

Total non-interest expenses	17,542	15,242	50,542	42,434

Income before taxes	10,615	12,453	34,294	33,855
INCOME TAX EXPENSE	3,871	4,521	12,519	12,282

NET INCOME	6,744	7,932	21,775	21,573
Preferred dividends	(1,617)	—	(2,246)	—

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS	$5,127	$7,932	$19,529	$21,573

Net income per common share
Basic	$0.22	$0.34	$0.83	$0.96
Diluted	$0.21	$0.34	$0.81	$0.94
Basic weighted average number of common shares outstanding	23,476,260	23,277,026	23,430,147	22,532,716
Diluted weighted average number of common shares outstanding	24,086,350	23,803,035	23,991,567	23,015,655
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,775	$21,573
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	1,364	416
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(4,484)	(3,850)
Depreciation and amortization	4,950	4,038
Federal Home Loan Bank stock dividends	(3,113)	(2,097)
Funding of loans held for sale	(600,024)	(620,798)
Proceeds from sale of loans held for sale	594,335	488,499
Proceeds from principal repayments of loans held for sale	94,635	80,882
Net change in loans held for sale	(2,782)	(1,336)
Stock based compensation expense	1,162	—
Change in interest receivable	(7,237)	(4,861)
Change in other assets	24,588	(2,482)
Change in other liabilities	(13,050)	9,640

Net cash provided (used) by operating activities	112,119	(30,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Elgin	—	(11,701)
Cash and cash equivalents acquired from Elgin	—	13,771
Purchase of Athens	—	(43,500)
Cash and cash equivalents acquired from Athens	—	76,646
Fundings of loans held for investment	(2,996,898)	(2,209,418)
Proceeds from principal repayments of mortgage-backed securities	44,462	30,388
Proceeds from principal repayments of loans held for investment	3,137,358	2,641,330
Proceeds from sales and repayments of securities	3,265	55,550
Proceeds from sale of mortgage-backed securities	(240)	31,737
Proceeds from sale of loans held for investment	33,763	27,889
Proceeds from redemptions of Federal Home Loan Bank stock	19,653	—
Proceeds from sale of real estate owned	3,487	2,380
Purchases of Federal Home Loan Bank stock and other securities	(23,665)	(14,706)
Purchases of mortgage-backed securities	(209,959)	(36,969)
Purchases of loans held for investment	(846,998)	(1,197,688)
Purchases of premises and equipment	(2,224)	(2,280)
Net change in loans held for investment	(28,205)	(13,217)

Net cash provided (used) by investing activities	(866,201)	(649,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	439,457	239,569
Proceeds from Federal Home Loan Bank advances	2,448,000	1,228,000
Repayment of Federal Home Loan Bank advances	(2,271,929)	(896,044)
Payment on short-term borrowings	(5,000)	—
Proceeds from issuance of junior subordinated notes	—	85,000
Proceeds from issuance of preferred stock	86,250	—
Proceeds from issuance of common stock	289	235
Dividends on preferred stock	(2,246)	—
Payment of preferred stock issuance costs	(3,076)	—
Payment of common stock issuance costs	(38)	(49)

Net cash provided (used) by financing activities	691,707	656,711

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,375)	(23,453)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,727	90,161

CASH AND CASH EQUIVALENTS AT PERIOD END	$63,352	$66,708

Supplemental disclosures of cash flow information
Cash paid for interest	$131,767	$67,427
Cash paid for taxes	7,307	12,968
Noncash investing activities
Loans Securitized into mortgage-backed securities	$—	$28,237
Real estate owned acquired through foreclosure	$18,055	$3,566
Noncash financing activities
Issuance of common stock for Elgin	$—	$11,927
Issuance of common stock for Athens	$—	$14,350
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp. (the “company”), a subsidiary of the company, and Franklin Bank, S.S.B. (the “bank”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp.’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity.

Recent accounting standards

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The statement requires recognition of the funded status of the company’s defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the company’s financial statements beginning with the year ended after December 31, 2008. SFAS 158 is not expected to have a significant impact on the company’s financial condition, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the company on January 1, 2008 and is not expected to have a significant impact on the company’s financial condition, results of operations, or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to the company’s financial condition, results of operations, or cash flows after November 15, 2006.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. Interpretation No. 48 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effects of Interpretation No. 48 on its financial condition, results of operations or cash flows.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, SFAS 156 amends SFAS 140 to allow for either an amortization method or a fair value measurement method. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The company does not expect the adoption of SFAS 156 will have a significant impact on its financial condition, results of operations or cash flows.
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
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The Statement is effective for fiscal years beginning December 15, 2005. The adoption of SFAS 154 did not have a material impact on the company’s financial condition, results of operations or cash flows.

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
     As a result of applying the provisions of SFAS 123R during the three and nine months ended September 30, 2006, the company recognized stock-based compensation expense related to stock options and non vested restricted stock of approximately $705,000, or $449,000 net of tax and $1.2 million or $741,000 net of tax, respectively. The increase in compensation expense related to stock options and non vested restricted stock during the three and nine months ended September 30, 2006 resulted in a $0.03 and $0.05 decrease in basic and diluted earnings per share, respectively.
     Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $815,000 at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was two years. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.9 million at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 5.7 years.
     The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$7,932	$21,573
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(236)	(1,443)

Pro forma net income	$7,696	$20,130

Earnings per share:
Basic — as reported	$0.34	$0.96
Basic — pro forma	$0.33	$0.89
Diluted — as reported	$0.34	$0.94
Diluted — pro forma	$0.32	$0.87

2. Earnings per Common Share
     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income available to common stock shareholders
Net income	$6,744	$7,932	$21,775	$21,573
Preferred dividends	(1,617)	—	(2,246)	—

Net income available to common stock shareholders	$5,127	$7,932	$19,529	$21,573

Shares
Average common shares outstanding	23,476,260	23,277,026	23,430,147	22,532,716
Potentially dilutive common shares from options	610,090	526,009	561,420	482,939

Average common shares and potentially dilutive common shares outstanding	24,086,350	23,803,035	23,991,567	23,015,655

Basic earnings per common share	$0.22	$0.34	$0.83	$0.96

Diluted earnings per common share	$0.21	$0.34	$0.81	$0.94

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the nine months ended September 30, 2006 are as follows (in thousands):

	Equity	Branches	Elgin	Athens	Cedar Creek	Lost Pines	Jacksonville	Highland	Franklin	Total

Balance at January 1, 2005	$—	$—	$—	$—	$12,250	$3,327	$34,702	$9,911	$9,022	$69,212
Athens acquisition	—	—	—	34,130	—	—	—	—	—	34,130
Elgin acquisition	—	—	13,948	—	—	—	—	—	—	13,948
Branches	—	31,225	—	—	—	—	—	—	—	31,225
Purchase price adjustment	—	—	—	—	61	(387)	(447)	—	—	(773)

Balance at December 31, 2005	—	31,225	13,948	34,130	12,311	2,940	34,255	9,911	9,022	147,742
Purchase price adjustment	34	(671)	69	2,684	—	—	—	—	—	2,116

Balance at September 30, 2006	$34	$30,554	$14,017	$36,814	$12,311	$2,940	$34,255	$9,911	$9,022	$149,858

     Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total
Balance at January 1, 2005	$5,049	$2,046	$7,095
Athens acquisition	2,697	—	2,697
Elgin acquisition	736	—	736
Branches	2,850	—	2,850
Cedar Creek core deposit intangible adjustment	(706)	—	(706)
Servicing rights originated	—	3,127	3,127
Amortization	(1,304)	(541)	(1,845)

Balance at December 31, 2005	9,322	4,632	13,954
Athens core deposit intangible adjustment	(1,324)	—	(1,324)
Branches core deposit intangible adjustment	(153)	—	(153)
Servicing rights originated	—	2,643	2,643
Amortization	(697)	(614)	(1,311)

Balance at September 30, 2006	$7,148	$6,661	$13,809

     During the second quarter of 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis of the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million. The amortization of the core deposit intangible is being amortized on a straight-line basis over eight years.
     At September 30, 2006 and December 31, 2005, the fair value of servicing rights retained from single family loan sales totaled $7.1 million and $6.0 million related to $465.9 million and $340.1 million, respectively, of principal serviced for others.
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
      On September 15, 2006, the company paid the dividend on the preferred stock of $1.6 million to preferred shareholders of record on September 1, 2006.
      The company is a holding company and its ability to pay dividends depends upon the receipt of dividends or other capital distributions from Franklin Bank. The declaration of dividends by Franklin Bank is subject to the discretion of its board of directors and is subject to the regulatory authority of the TDSML, the OTS, and the FDIC. As of September 30, 2006, there were no preferred dividend restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

     A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:

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

     Our Annual Report on Form 10-K for the year ended December 31, 2005, or the 2005 Form 10-K, includes a description of the material risks related to our business. The discussions of our financial condition, results of operations and cash flows contained in this report should be read in conjunction with the risk factors contained in Item 1A of the 2005 Form 10-K and the risk factors contained in Part II, Item 1A of any subsequent filed Quarterly Report on Form 10-Q, including this Form 10-Q for the quarter ended September 30, 2006.

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

Overview

      Franklin Bank Corp. is a Texas-based savings and loan holding company headquartered in Houston, Texas. Through our subsidiary Franklin Bank, S.S.B. we operate a community banking strategy that is focused on growth areas outside of the major metropolitan areas of Texas. We offer a wide variety of community banking and commercial lending products that allow us to serve our customers both in our communities and on a national basis. At September 30, 2006, we had 36 community banking offices in Texas and nine regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan, Texas, Colorado, California and Washington D.C. As a complement to our community and commercial banking activities, we offer single family mortgages through 38 retail and two wholesale origination offices in 21 states.

Significant Transactions

     On August 22, 2006, the company announced that the bank had signed a purchase and assumption agreement with Equity Bank for two banking offices in Mount Vernon and Winnsboro, Texas. This transaction is expected to close in the fourth quarter of 2006, subject to the conditions set forth in the agreement.

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

     On December 2, 2005 we acquired five banking offices from Washington Mutual, or the branch purchase, for a purchase premium of approximately $33.6 million and $499,000 in direct acquisition costs through September 30, 2006. These five banking offices added approximately $274.7 million in deposits and $10.1 million in loans. The addition of these offices expanded our central Texas market to include the upper gulf coast region of Texas.

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

     RESULTS OF OPERATIONS

     Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

     Net income available to common shareholders was $19.5 million, or $0.81 per diluted share, for the nine months ended September 30, 2006, compared to $21.6 million, or $0.94 per diluted share, for the nine months ended September 30, 2005. The results of operations for the nine months ended September 30, 2006 include activity for the branch purchase beginning January 1, 2006. Additionally, dividends of $2.2 million were paid to the preferred stock shareholders in 2006. In September 2006, we recorded a $1.6 million allowance for the pending settlement of our litigation with Taylor Brown. (See “Legal Proceedings”.) In September 2006, we also recorded restricted stock expense for stock granted to retirement-age employees and directors of $257,000. The results of operations for the nine months ended September 30, 2005 included activity for Athens beginning May 9, 2005 and Elgin beginning July 15, 2005.

     Net interest income. Net interest income increased $6.4 million to $69.2 million for the nine months ended September 30, 2006, compared to $62.8 million for the same period in 2005. The increase was due to a $740.4 million increase in average interest-earning assets, resulting from an increase in our commercial loans, the acquisitions of Athens and Elgin, the branch purchase and from purchases of single family loans. The net yield decreased 14 basis points. This decline was primarily due to the flattening of the yield curve and reduced margin on our single family loans from the increase in short-term rates and no corresponding increase in longer term rates.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the nine months ended September 30, 2006 and 2005. Balances for both periods presented are based on daily averages, except that average monthly balances were used for Athens from its acquisition on May 9, 2005 until its conversion to our general ledger on January 26, 2006, Elgin from its acquisition on July 15, 2005 until it was converted to our general ledger on August 5, 2005, and for Cedar Creek, through May 19, 2005.

		Nine Months Ended September 30,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$72,609	$2,598	4.72%	$92,181	$1,778	2.54%
Available for sale securities	64,005	2,047	4.27	67,066	1,559	3.11
FHLB stock and other investments	87,592	3,133	4.78	81,498	2,129	3.49
Mortgage-backed securities	305,047	11,873	5.19	108,258	2,978	3.67
Loans
Single family	2,781,579	110,727	5.31	2,745,930	92,923	4.51
Builder lines	848,719	51,903	8.18	470,454	23,219	6.60
Commercial real estate	213,050	11,887	7.46	111,482	5,509	6.61
Mortgage banker finance	155,424	8,055	6.93	143,703	6,213	5.78
Commercial business	39,240	2,029	6.91	29,989	1,387	6.18
Consumer	92,864	5,009	7.21	69,170	3,664	7.08

Total loans	4,130,876	189,610	6.13	3,570,728	132,915	4.97

Total interest-earning assets	4,660,129	209,261	5.99	3,919,731	141,359	4.81
Non-interest-earning assets	288,542			168,134

Total assets	$4,948,671			$4,087,865

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$180,279	$2,086	1.55%	$111,142	$896	1.08%
Money market and savings	244,852	4,854	2.65	188,862	2,209	1.56
Certificates of deposit	759,830	21,954	3.86	425,153	8,341	2.62
Non-interest bearing deposits	155,341	—	—	106,983	—	—

Total community banking	1,340,302	28,894	2.88	832,140	11,446	1.84
Wholesale and money desk	1,091,460	39,511	4.84	1,093,662	24,978	3.05

Total deposits	2,431,762	68,405	3.76	1,925,802	36,424	2.53

FHLB advances	1,979,972	66,063	4.40	1,772,561	39,362	2.93
Short term borrowing	2,930	132	5.94	—	—	—
Junior subordinated notes	108,005	5,447	6.65	60,590	2,792	6.08

Total interest-bearing liabilities	4,522,669	140,047	4.11	3,758,953	78,578	2.78
Non-interest-bearing liabilities and stockholders’ equity	426,002			328,912

Total liabilities and stockholders’ equity	$4,948,671			$4,087,865

Net interest income/interest rate spread		$69,214	1.88%		$62,781	2.03%

Net yield on interest-earning assets			2.00%			2.14%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.04%			104.28%

Non-interest income. Non-interest income comprises the following (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Loan fee income	$5,077	$5,416
Deposit fees	4,653	3,429
Gain on sale of single family loans	4,652	3,004
Gain (loss) on sale of securities	(2)	771
Other	2,606	1,304

	$16,986	$13,924

     Non-interest income increased $3.1 million to $17.0 million for the nine months ended September 30, 2006, compared to $13.9 million for the same period a year ago. This increase was due to an increase in gain on sale of single family loans and deposit fees from the growth of our community bank and our acquisitions of Athens and Elgin, and the branch purchase. Other income also increased due to the unwinding of the swap agreements.

     Loan fee income decreased $339,000 during the nine months ended September 30, 2006, to $5.1 million, from $5.4 million during the nine months ended September 30, 2005. This decrease reflected a decline in mortgage broker fee income earned on loans originated by us in the name of other institutions. Mortgage broker fees totaled $4.0 million during the nine months ended September 30, 2006, compared to $4.7 million during the same period a year ago.

     Deposit fees increased $1.2 million during the nine months ended September 30, 2006, to $4.6 million, from $3.4 million during the nine months ended September 30, 2005. This increase related to overdraft fees, service charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 39,233 at September 30, 2005 to 45,344 at September 30, 2006. This growth came from our acquisition of the branch purchase on December 2, 2005 and successful marketing efforts.

     Gains on sales of single family loans increased $1.6 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we sold $649.8 million of single family loans, resulting in a gain of $4.7 million, or 72 basis points on loans sold, compared to sales of $513.4 million for a gain of $3.0 million, or 59 basis points on loans during the nine months ended September 30, 2005.

     Other non-interest income increased $1.3 million during the nine months ended September 30, 2006, to $2.6 million, compared to $1.3 million during the nine months ended September 30, 2005. This increase was primarily due to the unwinding of interest rate swap agreements.

Non-interest expense. Non-interest expense comprises the following (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Salaries and benefits	$26,028	$21,808
Data processing	5,299	4,150
Occupancy	5,591	3,747
Professional fees	2,150	4,158
Loan expenses, net	1,885	1,727
Core deposit amortization	697	913
Real estate owned	2,004	104
Other	6,888	5,827

	$50,542	$42,434

     Non-interest expense increased $8.1 million during the nine months ended September 30, 2006, to $50.5 million, compared to $42.4 million for the nine months ended September 30, 2005. The increase in non-interest expense was due to the overall growth of the company, including the acquisitions of Athens, Elgin and the branch purchase.

     Salaries and benefits increased $4.2 million during the nine months ended September 30, 2006, to $26.0 million, compared to $21.8 million during the nine months ended September 30, 2005. The number of full time equivalent employees throughout 2006 has been higher than 2005 due to the Athens, Elgin, and branch purchase acquisitions. During the third quarter of 2006, we reduced headcount from 697 at June 30, 2006 to 624 at September 30, 2006. We also implemented SFAS 123(R) during 2006 which increased compensation expenses approximately $804,000. Additionally, our benefits expense increased during 2006 from the higher headcount.

     Data processing expense increased $1.1 million during the nine months ended September 30, 2006, to $5.3 million, from $4.2 million during the nine months ended September 30, 2005. Higher data processing costs represent an increase in outsourced data processing services, higher transaction volumes as a result of acquisitions and internal growth, and depreciation on computer hardware and software to support the growth of our community banking and lending business as well as the conversion of Athens to our systems during January 2006.

     Occupancy expense increased $1.8 million during the nine months ended September 30, 2006, to $5.6 million, from $3.8 million during the nine months ended September 30, 2005. This increase was due to the acquisitions of Athens, Elgin and the branch purchase, which together added 11 community banking offices. Four of the offices were added in May 2005 from the acquisition of Athens and two of the offices were added in July 2005 from the acquisition of Elgin. Additionally, we opened one new community banking office in central Texas during the second quarter of 2006. We also refurbished our east Texas banking offices during the second quarter of 2006.

     Professional fees decreased $2.0 million during the nine months ended September 30, 2006, to $2.2 million, from $4.2 million during the nine months ended September 30, 2005. This decrease was primarily related to a decrease in legal fees. During 2005, the company incurred legal fees in defense of a lawsuit relating to construction lending activities that arose prior to our acquisition of Franklin that was settled in July 2005. In addition, the consulting agreement with Ranieri & Co., Inc. expired on October 30, 2005. Additionally, accounting and audit fees decreased.

     Loan expenses increased $158,000 during the nine months ended September 30, 2006, to $1.9 million from $1.7 million during the nine months ended September 30, 2005. This increase was due to an increase in expenses related to sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization decreased $216,000 during the nine months ended September 30, 2006, to $697,000, compared to $913,000 during the nine months ended September 30, 2005. During the second quarter of 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis on the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million and the related amortization of $500,000. The amortization of the core deposit intangible for these two acquisitions is being amortized on a straight-line basis over eight years.

     Real estate owned increased $1.9 million during the nine months ended September 30, 2006, to $2.0 million, compared to $104,000 during the nine months ended September 30, 2005. This increase is primarily related to the Taylor Brown allowance of $1.6 million (see “Legal Proceedings”). The allowance included $1.1 million in REO expenses and a $500,000 allowance to the valuation of the collateral.

     Other non-interest expense increased $1.1 million during the nine months ended September 30, 2006. This increase is primarily related to higher ATM volume processed and correspondent bank charges, as well as costs related to the Athens and Elgin acquisitions and the branch purchase.

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

     Net income available to common shareholders was $5.1 million, or $0.21 per diluted share, for the three months ended September 30, 2006, compared to $7.9 million, or $0.34 per diluted share, for the three months ended September 30, 2005. The results of operations for the three months ended September 30, 2006 include activity for the branch purchase. Also, dividends of $1.6 million were paid to preferred stock shareholders in the third quarter of 2006. In September 2006, we recorded a $1.6 million allowance for the pending settlement of our litigation with Taylor Brown. We also recorded restricted stock expense for stock granted to retirement-age employees and directors of $257,000 in September 2006. The results of operations for the three months ended September 30, 2005 include activity for Elgin beginning July 15, 2005.

     Net interest income. Net interest income increased $84,000 to $22.1 million for the three months ended September 30, 2006, compared to $22.0 million for the same period in 2005. The increase was due to a $628.8 million increase in average interest-earning assets, resulting primarily from an increase in builder lines and commercial real estate loans and due to the acquisitions of Elgin and the branch purchase. Offsetting the increase in average interest-earning assets was a decrease in net yield of 25 basis points. The decrease in the net yield was primarily the result of the increase in wholesale funding costs, the continued compression in the margin on the single family loan portfolio, and the increase in deposit pricing pressures within the community bank. During the three months ended September 30, 2006, we had approximately $410 million in Federal Home Loan Bank advances maturing at a weighted average rate of 3.68% that were re-financed at 5.32% due to the higher rate environment. Additionally, we experienced higher than expected prepayments on single family mortgage loans that had recently had their interest rate reset.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended September 30, 2006 and 2005. Balances for both periods presented are based on daily averages, except for Athens from its acquisition on May 9, 2005 for the three months ended September 30, 2005, and Elgin from its acquisition on July 15, 2005 until it was converted to our general ledger on August 5, 2005, whose average balances are calculated using average monthly balances (dollars in thousands).

	Three Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$41,942	$537	5.01%	$79,830	$655	3.21%
Available for sale securities	62,963	723	4.55	69,379	596	3.41
FHLB stock and other investments	87,074	1,093	4.98	86,718	863	3.95
Mortgage-backed securities	308,839	4,104	5.32	119,606	1,153	3.86
Loans
Single family	2,854,474	38,497	5.39	2,856,445	32,971	4.62
Builder lines	952,046	20,488	8.54	556,969	9,630	6.86
Commercial real estate	233,864	4,518	7.66	134,731	2,388	7.03
Mortgage banker finance	152,745	2,837	7.37	165,894	2,542	6.08
Commercial business	38,339	686	7.10	40,963	636	6.16
Consumer	94,240	1,759	7.41	87,252	1,506	6.85

Total loans	4,325,708	68,785	6.34	3,842,254	49,673	5.16

Total interest-earning assets	4,826,526	75,242	6.21	4,197,787	52,940	5.03
Non-interest-earning assets	286,624			212,706

Total assets	$5,113,150			$4,410,493

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$160,889	$610	1.50%	$150,175	$441	1.16%
Money market and savings	248,356	1,855	2.96	182,362	686	1.49
Certificates of deposit	805,968	8,401	4.14	478,954	3,436	2.85
Non-interest bearing deposits	148,884	—	—	138,785	—	—

Total community banking	1,364,097	10,866	3.16	950,276	4,563	1.91
Wholesale and money desk	1,225,121	16,254	5.26	1,127,016	9,687	3.41

Total deposits	2,589,218	27,120	4.16	2,077,292	14,250	2.72

FHLB advances	1,940,504	24,120	4.86	1,884,286	15,290	3.18
Short term borrowing	—	—	0.00	—	—	—
Junior subordinated notes	108,038	1,939	7.02	96,191	1,421	5.78

Total interest-bearing liabilities	4,637,760	53,179	4.52	4,057,769	30,961	3.01
Non-interest-bearing liabilities and stockholders’ equity	475,390			352,724

Total liabilities and stockholders’ equity	$5,113,150			$4,410,493

Net interest income/interest rate spread		$22,063	1.69%		$21,979	2.02%

Net yield on interest-earning assets			1.87%			2.12%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.07%			103.45%

Non-interest income. Non-interest income comprises the following (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Loan fee income	$1,746	$1,632
Deposit fees	1,703	1,397
Gain on sale of single family loans	1,733	1,085
Gains on sale of securities	—	727
Other	1,519	447

	$6,701	$5,288

     Non-interest income increased $1.4 to $6.7 million for the three months ended September 30, 2006, compared to $5.3 million for the same period a year ago. This increase was due to an increase in gain on sale of single family loans, and an increase in deposit fees resulting from the growth of our community bank and our acquisitions of Elgin, and the branch purchase. Other income also increased due to the unwinding of the swap agreements.

     Loan fee income increased $114,000 during the three months ended September 30, 2006, to $1.7 million, from $1.6 million during the three months ended September 30, 2005. This increase is related to higher mortgage lending service fees.

     Gains on sales of single family loans increased $648,000 during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. During the three months ended September 30, 2006, we sold $266.8 million of single family loans, resulting in a gain of $1.7 million, or 65 basis points on loans sold, compared to sales of $156.2 million for a gain of $1.1 million or 69 basis points on loans during the three months ended September 30, 2005.

     Deposit fees increased $306,000 during the three months ended September 30, 2006, to $1.7 million, from $1.4 million during the three months ended September 30, 2005. This increase relates to overdraft fees, service charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 39,233 at September 30, 2005 to 45,344 at September 30, 2006.

     There were no sales of securities during the three months ended September 30, 2006. Gains on sales of securities were $727,000 related to the sale of $25.2 million of securities during the three months ended September 30, 2005. These securities were created by our first securitization of single family loans into FNMA securities.

     Other non-interest income increased $1.1 million during the three months ended September 30, 2006, to $1.5 million compared to $447,000 during the three months ended September 30, 2005, as a result of unwinding the swap agreements.

Non-interest expense. Non-interest expense comprises the following (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Salaries and benefits	$8,036	$7,884
Data processing	1,650	1,673
Occupancy	1,979	1,466
Professional fees	868	1,236
Loan expenses, net	591	497
Core deposit amortization	327	402
Real estate owned	1,856	17
Other	2,235	2,067

	$17,542	$15,242

     Non-interest expense increased $2.3 million during the three months ended September 30, 2006, to $17.5 million, compared to $15.2 million for the three months ended September 30, 2005. The increase in non-interest expense is due to the overall growth of the company, including the acquisitions of Elgin and the branch purchase.

     Salaries and benefits increased $152,000 during the three months ended September 30, 2006, to $8.0 million, compared to $7.9 million during the three months ended September 30, 2005. We implemented SFAS 123(R) during 2006, which increased compensation expenses approximately $398,000 for the three months ended September 30, 2006.

     Occupancy expense increased $513,000 during the three months ended September 30, 2006, to $2.0 million, from $1.5 million during the three months ended September 30, 2005. This increase is due to the acquisitions of Elgin and the branch purchase which together added 7 community banking offices. Two of the offices were added in July 2005 for the Elgin acquisition. Additionally, we opened one new community banking office in central Texas during the second quarter of 2006.

     Professional fees decreased $368,000 during the three months ended September 30, 2006, to $868,000, from $1.2 million during the three months ended September 30, 2005. The decrease was primarily related to lower accounting, audit, and legal fees. In addition, the consulting agreement with Ranieri & Co., Inc. expired on October 30, 2005.

     Loan expenses increased $94,000 during the three months ended September 30, 2006, to $591,000 from $497,000 during the three months ended September 30, 2005. This increase is due to an increase in expenses related to sales of single family loans during the current period as compared to the prior year period.

     Core deposit amortization decreased $75,000 during the three months ended September 30, 2006, to $327,000 compared to $402,000 during the three months ended September 30, 2005. During the second quarter of 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis on the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million. The amortization of the core deposit intangible for these two acquisitions is being amortized on a straight-line basis over eight-years.

     Real estate owned expense increased $1.8 million during the three months ended September 30, 2006, to $1.9 million, compared to $17,000 for the three months ended September 30, 2005. This increase is primarily related to an allowance of $1.6 million for the pending settlement of litigation against Taylor Brown (see “Legal Proceedings”). The allowance included $1.1 million in REO expenses and a $500,000 allowance to the valuation of the collateral.

     Other non-interest expense increased $168,000 during the three months ended September 30, 2006. This increase is primarily related to higher costs related to our acquisitions of Elgin and the branch purchase.

Financial Condition

General. Total assets increased $702.0 million to $5.2 billion at September 30, 2006, from $4.5 billion at December 31, 2005. The increase in assets was primarily attributable to growth within the commercial loan portfolio.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio as of the dates indicated (in thousands). At these dates, no securities were characterized as held-to-maturity.

	September 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Private fixed rate	$161,963	$111	$(677)	$161,397
Agency fixed rate	83,399	32	(1,109)	82,322
Agency adjustable rate	58,445	382	(505)	58,322

Total mortgage-backed securities	303,807	525	(2,291)	302,041

Securities available for sale:
Mutual fund investment	52,299	—	(1,362)	50,937
Agency securities	4,479	—	(84)	4,395
Municipal bonds	5,034	7	(20)	5,021
Corporate securities	150	—	—	150

Total securities available for sale	61,962	7	(1,466)	60,503

Federal Home Loan Bank stock and other investments	87,927	—	—	87,927

Total investment portfolio	$453,696	$532	$(3,757)	$450,471

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$61,373	$252	$(923)	$60,702
Agency adjustable rate	77,216	310	(689)	76,837

Total mortgage-backed securities	138,589	562	(1,612)	137,539

Securities available for sale:
Mutual fund investment	52,299	—	(1,355)	50,944
Agency securities	6,879	—	(117)	6,762
Municipal bonds	5,731	10	(24)	5,717
Corporate securities	359	—	(3)	356

Total securities available for sale	65,268	10	(1,499)	63,779

Federal Home Loan Bank stock and other investments	80,802	—	—	80,802

Total investment portfolio	$284,659	$572	$(3,111)	$282,120

     Our investment portfolio increased $168.4 million during the nine months ended September 30, 2006, to $450.5 million, from $282.1 million at December 31, 2005. During the nine months ended September 30, 2006 we had purchases of $233.6 million of primarily private label mortgage-backed securities. These securities were rated AA or better. Offsetting these purchases were principal repayments and maturities of $67.2 million.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$2,547,520	60.66%	$2,367,658	67.15%
Builder lines	1,047,198	24.94	671,069	19.03
Mortgage banker finance	136,703	3.26	173,803	4.93
Commercial real estate	290,168	6.91	168,830	4.79
Commercial business	37,553	0.89	41,172	1.17
Multi-family	30,009	0.71	10,662	0.30
Consumer	110,615	2.63	92,672	2.63

Sub-total	4,199,766	100.00%	3,525,866	100.00%

Allowance for credit losses	(14,212)		(13,367)
Deferred loan costs, net	41,126		33,873

Total loans held for investment	4,226,680		3,546,372

Held for sale:
Single family mortgages	182,783		264,560
Deferred loan costs, net	2,471		2,463

Total loans held for sale	185,254		267,023

Total loans	$4,411,934		$3,813,395

     The loan portfolio, excluding the allowance for credit losses, premiums and deferred fees and costs, increased $592.1 million, to $4.4 billion at September 30, 2006, compared to $3.8 billion at December 31, 2005. This increase was primarily in our commercial loans. Our commercial lending portfolio, which comprises builder lines, commercial real estate, commercial business, mortgage banker finance and multifamily loans, increased $476.1 million, to $1.5 billion at September 30, 2006, from $1.1 billion at December 31, 2005. Fundings of commercial lines totaled $3.0 billion and principal repayments were $2.5 billion during the nine months ended September 30, 2006. Single family loans held for investment were $2.5 billion at September 30, 2006 and $2.4 billion at December 31, 2005. During the nine months ended September 30, 2006, purchases of single family loans held for investment totaled $847.0 million, sales were $59.9 million and principal repayments were $634.4 million. Single family loans held for sale decreased $81.8 million, to $182.8 million at September 30, 2006, from $264.6 million at December 31, 2005. Sales of single family loans held for sale totaled $589.9 million, originations were $600.0 million, and repayments were $94.6 million during the nine months ended September 30, 2006.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	September 30,	December 31,
	2006	2005
Non-interest bearing	$144,155	$140,571
Custodial accounts	12,481	6,737
Interest bearing deposits
Checking accounts	141,848	207,404
Money market accounts	198,256	165,300

Subtotal	340,104	372,704
Savings accounts	51,034	68,034
Certificates of deposit
Consumer and commercial	819,375	664,869
Wholesale and brokered	1,195,213	868,593

Subtotal	2,014,588	1,533,462

Total interest bearing deposits	2,405,726	1,974,200

Total deposits	$2,562,362	$2,121,508

     Deposits increased $440.9 million during the nine months ended September 30, 2006, to $2.6 billion, from $2.1 billion at December 31, 2005. At the end of the second quarter of 2006, all of our acquisitions had been converted to one technology platform. This has allowed us to market the same deposit product mix in all of our locations. As a result, our community banking deposits increased $114.2 million from December 31, 2005. Additionally, wholesale and brokered deposits increased $326.6 million. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings comprise Federal Home Loan Bank “FHLB” advances. FHLB advances increased $175.9 million during the nine months ended September 30, 2006 to $2.0 billion, from $1.8 billion at December 31, 2005. The increase in borrowings contributed to the funding of asset growth during the period. At September 30, 2006, FHLB advances were 43.0% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets comprise non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	September 30,	December 31,
	2006	2005
Non-performing loans
Single family mortgages	$8,281	$3,325
Commercial	5,899	22,427
Consumer	298	305

Total non-performing loans	14,478	26,057

Real estate owned
Single family mortgages	2,132	1,450
Commercial	17,324	3,482

Total real estate owned	19,456	4,932

Total non-performing assets	$33,934	$30,989

      Non-performing assets increased $2.9 million during the nine months ended September 30, 2006, to $33.9 million, from $31.0 million at December 31, 2005. The decrease in commercial non-performing loans and corresponding increase in commercial real estate owned is due to the foreclosure of a $14.5 million development loan during the year.

     At September 30, 2006, we had $33.9 million in non-performing assets, composed of $14.5 million in loans that were four payments or more delinquent in nonaccrual status and $19.4 million of real estate owned. This compares to $31.0 million in non-performing assets at December 31, 2005, composed of $20.3 million in loans that were four payments or more delinquent in nonaccrual status, a $5.8 million mortgage banker finance loan to a customer that ceased operations in the fourth quarter of 2005 and $4.9 million of real estate owned. At September 30, 2006 and December 31, 2005, the company had impaired loans totaling approximately $6.9 million and $21.4 million, respectively. Additionally, at September 30, 2006, the company had $15.3 million of loans that were four payments or more delinquent and still accruing interest, which are primarily composed of single family loans serviced by others that are under an agreement with the servicer whereby we receive scheduled payments until foreclosure.

     The recorded investment in impaired loans and the related allowances were as follows (in thousands):

	September 30,	December 31,
	2006	2005
With allowances	$6,855	$21,343
Without allowances	—	98

	$6,855	$21,441

Allowance for impaired loans	$4,679	$4,763
     Of the allowance for impaired loans, $4.4 million is applicable to the $5.8 million mortgage banker finance loan. The bank has filed claims with insurance and title companies.
     The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Average balance of impaired loans	$7,503	$1,427
Interest income recognized	37	26

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

     At September 30, 2006 and December 31, 2005, we had $12.9 million and $12.3 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Nine Months Ended
	September 30,
	2006	2005
Beginning balance	$13,367	$7,358
Acquisitions
Elgin	—	409
Athens	—	1,155
Provisions for credit losses
Single family	410	(45)
Commercial	1,014	1,121
Consumer	(60)	(660)
Charge-offs
Single family	(194)	(186)
Commercial	(179)	(31)
Consumer	(202)	(185)
Recoveries
Single family	1	—
Commercial	27	22
Consumer	28	66

Ending balance	$14,212	$9,024

Allowance for credit losses to non-performing loans	98.16%	45.32%
Allowance for credit losses to total loans	0.32	0.23
Allowance for credit losses to average loans	0.34	0.25
Net charge-offs to average loans	0.01	0.01

     The allowance for credit losses at September 30, 2006 was $14.2 million, or 0.32% of total loans outstanding, an increase of $845,000 from December 31, 2005. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio as of September 30, 2006.

     The increase in the allowance for credit losses during the nine months ended September 30, 2006 was primarily due to growth in the commercial loan portfolio.

     See Note 1 to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of our allowance for credit losses.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at September 30, 2006:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	7.63%
Tier 1 risk-based capital ratio	6.00%	10.92%
Total risk-based capital	10.00%	11.33%

     The bank’s regulatory capital at September 30, 2006 was in excess of the “well capitalized” requirements.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the nine months ended September 30, 2006 and 2005, a significant source of funding has been from our deposits, both community banking and wholesale and brokered.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At September 30, 2006, our borrowings from the FHLB were $2.0 billion and our additional borrowing capacity was approximately $566.6  million. At September 30, 2006, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our preferred stock or our common stock and to meet our other cash obligations, including the servicing of our junior subordinated notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. The stated annual dividends on our preferred stock, which are not cumulative, are $6.5 million per year. At September 30, 2006, we had approximately $6.9 million in available cash and the bank had the ability to pay approximately $80.9 million in dividends to us without prior regulatory approval.

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

Derivatives and Hedging Activities
     In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statements of operations. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of September 30, 2006, we had $25.9 million of fixed rate mortgage loans with committed interest rates that had not closed and $19.5 million in forward sales agreements allocated to these commitments, based on an expected close rate of 62% for these loans.

Interest Rate Risk Management

     The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at September 30, 2006 was a negative gap of $88.3 million, or 1.7%, of total assets, compared to a negative $231.6 million, or 5.2% of total assets at December 31, 2005. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At September 30, 2006, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$93,691	(1.5)%
Up 100 basis points	94,995	(.09)
Base	95,078	—
Down 100 basis points	99,762	4.9
Down 200 basis points	99,780	4.9

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

     In November 2005, the company was named in a lawsuit, filed by G.M. Sign, Inc. in Illinois State Court, where the plaintiff alleges that the company sent faxes in violation of the Telephone Consumer Protection Act. The plaintiff has filed a motion for class certification. The plaintiff alleges unspecified damages. The company has filed a motion for removal to Federal Court and a motion to dismiss. The company’s motion for removal was granted and the lawsuit is pending in the U.S. District Court for the Northern District of Illinois - Eastern Division. Because this action is in the early stages, we are unable to estimate the possible range of loss, if any.

     On July 31, 2006, the company filed suit against TES Properties LLC, Suzan E. Taylor and Taylor-Brown, L.P. in the 221st District Court of the State of Texas. The suit seeks deficiencies relating to a breach of contract by the defendants, declaratory relief declaring the company as the owner of a disputed 15 acre tract of land and seeks that the proceeds from a sale of a two to three acres portion of the disputed tract be paid to the company. The disputed tract, which is included in real estate owned, represents a portion of the approximately 205 acres that, in addition to the personal guarantees of the principals of the borrower, serve as collateral for a $14.5 million development loan previously foreclosed. In September 2006, the company reached an agreed upon settlement and is in the process of negotiating a final settlement. As a result of progress made in the agreed settlement, we recorded an allowance against the REO of approximately $1.6 million in the third quarter of 2006. We believe that there may be possible recoveries from third parties for a portion of the reserve, however, we have not recognized the amount of any potential recovery. We expect the settlement to be finalized prior to December 31, 2006.

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

Franklin Bank Corp.
(Registrant)

Date: November 8, 2006	By:	/s/ Russell McCann
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