Form 10-K
period 2006-12-31
FRANKLIN BANK CORP
filed 2007-03-14
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50518

Franklin Bank Corp.
(Exact name of Registrant as specified in its charter)

Delaware	11-3626383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
9800 Richmond Avenue, Suite 680 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(713) 339-8900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	NASDAQ Global Select Market
Preferred Stock, $.01 Par Value	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

Based upon the June 30, 2006, NASDAQ Global Select Market closing price of $20.19 per share, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $435.2 million.

There were 23,424,150 and 23,608,836 shares of the registrant’s common stock outstanding as of June 30, 2006 and March 1, 2007, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Franklin Bank Corp. to be filed with the Commission not later than 120 days after December 31, 2006, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FRANKLIN BANK CORP.
ANNUAL REPORT ON FORM 10-K

PART I

In this report, Franklin Bank Corp. (including its subsidiaries) is sometimes referred to as the “company”, “we”, “our”, or “us”, and Franklin Bank, S.S.B. is sometimes referred to as “Franklin Bank” or the “bank”.

Item 1.	Business

We are a Texas-based savings and loan holding company with approximately $5.5 billion in assets, $2.6 billion in deposits and $432.7 million in stockholders’ equity as of December 31, 2006. Through our wholly- owned subsidiary, Franklin Bank, S.S.B., a Texas state savings bank, we provide community banking products and services and commercial banking services to corporations and other business clients and originate single family residential mortgage loans. As of December 31, 2006, in addition to our corporate offices in Houston, Texas, where we provide many of our banking services, we had 38 community banking offices in Texas, seven regional commercial lending offices in Florida, Arizona, Michigan, Pennsylvania, Colorado, California, Washington D.C., and mortgage origination offices in 19 states throughout the United States.

Our Strategy

Our principal growth and operating strategy is to:

•	expand our community banking business, The Franklin Family of Community Banks, by acquiring financial institutions in growing Texas markets outside of metropolitan areas and by establishing new banking offices to complement our existing banking network;

•	increase the scope and profitability of our product lines by expanding our markets and operating in a low cost environment; and

•	continue to build our franchise by providing superior service through qualified and relationship-oriented employees who are trusted financial advisors to the communities in which we offer our products.

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

Acquisitions

Since our formation in August 2001, we have completed the following acquisitions:

		Total			Banking
Date	Acquired	Purchase Price	Assets	Deposits	Offices

December 2006	Two community banking offices	$3.9 million	$3.7 million	$43.0 million	2
December 2005	Five community banking offices	$32.9 million	$12.6 million	$274.7 million	5
July 2005	Elgin Bank of Texas	$24.0 million	$83.7 million	$73.7 million	2
May 2005	First National Bank of Athens	$61.8 million	$208.8 million	$184.9 million	4
December 2004	Cedar Creek Bancshares, Inc.	$24.1 million	$108.1 million	$96.7 million	5
February 2004	Lost Pines Bancshares, Inc.	$7.2 million	$40.6 million	$36.3 million	2
December 2003	Jacksonville Bancorp, Inc.	$68.6 million	$468.0 million	$399.8 million	9
April 2003	Highland Lakes Bancshares Corporation	$18.5 million	$83.6 million	$72.9 million	1
April 2002	Franklin Bank, S.S.B.	$11.2 million	$61.3 million	$58.5 million	2

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

Business Activities

Operating Segments

Prior to January 1, 2006, we managed our business as a single reporting unit. Effective January 1, 2006, our operations are managed along two reportable segments consisting of Banking and Mortgage Banking. Our banking services are concentrated in community banking and commercial lending product lines. We believe that our profitability and growth is dependent on the growth of our community bank and our commercial lending products. In order to facilitate the expansion of these businesses, we offer a wide variety of community banking and commercial products that allows us to serve our customers both in our communities as well as on a national basis. Mortgage Banking supports our community banking business. Additionally, we maintain a portfolio of single family mortgages that provides high quality liquid assets for us while we grow and expand our banking and commercial product lines. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19, Operating Segments, in the notes to the consolidated financial statements.

Banking

Our banking philosophy focuses on relationship banking with an emphasis on lending. A key part of our banking business is to utilize experienced bankers with extensive ties and experience in the communities that they serve. We focus on high-quality personalized service through our bankers, whose goal is to become trusted financial advisors to our customers.

Our community banking network consists of 39 banking offices, 19 in the central Texas area and 19 in east Texas and one in Houston, Texas. Through our community banking offices we offer a wide variety of consumer banking products, including checking, money market and savings accounts, certificates of deposit, auto loans, home improvement loans, home equity loans and mortgage loans. Additionally, we provide investment products through an arrangement with a third party provider. We intend to grow our community banking activities through acquisitions and the establishment of new banking offices in and around our current communities.

In addition to our consumer banking products, we provide commercial banking services to a variety of business clients. These include small and medium businesses in the communities where we have banking offices and other larger business clients outside our banking office areas. We have regional lending offices in Arizona, California, Colorado, Florida, Michigan, Pennsylvania and Washington, D.C. Through our banking locations and our regional offices we offer financing for single family builders, commercial real estate, including retail, industrial, office buildings and multi-family properties. We also provide cash management services to our commercial customers. Additionally, we provide mortgage banking companies with warehouse lines to finance their origination activities.

Builder Finance.  The focus of our builder lending is financing of residential development and construction of single family detached dwellings in established market areas. We have expanded our geographical scope from Texas to include Arizona, California, Colorado, Florida, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, North Carolina, Pennsylvania and Washington.

The customers we target for financing are small to medium builders in our community banking areas and medium to larger builders and developers in our regional lending markets.

Commercial Real Estate.  We provide commercial real estate loans, including interim construction loans, for retail, industrial, office buildings, multi-family and other types of income producing properties.

Business Lending.  We offer financing to small- and medium-sized businesses in our community banking markets. Our products include working capital lines, inventory financing, owner occupied commercial properties and other operating financing loans.

Mortgage Banker Finance.  We provide small- and medium-sized mortgage companies with credit facilities, including secured warehouse lines of credit and working capital credit lines. Additionally, through our mortgage banking group, we may purchase originations by our mortgage banker finance customers for sale into the secondary market. We also offer these companies a complete line of cash management products tailored to their business, including online banking, cash management and custody services.

Mortgage Banking

Through our mortgage banking activities we originate mortgage loans through two channels, retail and wholesale, and provide support to our banking business by originating mortgage loans for our community banking customers. We also maintain an acquired single family mortgage portfolio that provides high quality liquid assets for us while we continue to expand our banking business.

Retail Mortgage Origination.  We currently originate mortgage loans directly to borrowers through our community banking locations and through our 37 retail mortgage offices located in 19 states throughout the United States. We believe that our retail mortgage office structure provides us with a low fixed cost method of originating mortgage loans. This structure is set up so that each mortgage loan manager is compensated based solely on the mortgage office’s profitability.

Wholesale Mortgage Origination.  Wholesale mortgage origination refers to the origination of mortgage loans with the assistance of mortgage companies or mortgage brokers. The loans are originated and closed in either our name or, under certain circumstances, the assisting entity’s name with immediate assignment to us. We originate wholesale residential mortgage loans in California.

Loan Disposition.  We currently sell a majority of the mortgage loans we originate into the secondary market under customary terms, and through securitizations. We typically sell fixed-rate loans into the secondary market, but may also from time to time sell adjustable-rate loans. The majority of our sales are made under mandatory delivery agreements with major financial institutions, including the Federal National Mortgage Association, or FNMA, for whom we are an approved seller/servicer, and Countrywide Home Loans Inc. We generally sell the servicing rights to our loans when we sell the loans, except where there are cross-selling opportunities to community banking customers.

Single Family Mortgage Portfolio.  Our single family mortgage portfolio provides high quality liquid assets for us while we grow our banking and commercial product lines. We acquire mortgage loans through correspondent relationships we have with financial institutions, mortgage companies and mortgage brokers. When acquiring loans on a correspondent basis, we commit to purchase the loans based upon predetermined and agreed upon criteria. We expect to continue to purchase recently originated loans on a limited basis from larger financial institutions, mortgage companies and investment banks to replace the principal reductions in this portfolio. These purchases allow us to obtain high quality liquid residential mortgage loans for our portfolio that can be reduced as our community banking and commercial loans increase.

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

For builder lines, commercial real estate loans and commercial loans, we focus on a borrower’s ability to make principal and interest payments and the value of the collateral securing the underlying loans using underwriting criteria such as debt/net worth, minimum net worth or required equity, cash flow coverage, experience of management and guarantees. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans.

We underwrite our consumer loans for vehicles and other consumer durables using credit scoring, collateral value and relationships. We utilize the same underwriting standards for home equity, home improvement and lot loans as we do for our residential mortgages.

For originated residential mortgage loans, we use standardized secondary market underwriting and credit criteria in order to ensure the quality of the asset. In addition, we review credit scores derived from the application of one or more nationally recognized credit scoring models. We also require a qualified appraisal of the mortgaged property, conforming to FNMA and Federal Home Loan Mortgage Corp., or FHLMC, standards. The appraisal may not be more than 180 days old on the day the loan is originated.

Purchased single family mortgage loan packages are reviewed through an internally developed report that identifies risk factors for each loan included in the loan package. Included in the data elements that are viewed as risk factors are loans with loan-to-value, or LTV, greater than 80% with no mortgage insurance, LTV greater than 90%, loan amount greater than $650,000 with LTV greater than 65%, condominium with LTV greater than 75%, combined LTV (includes second liens) greater than 90%, cash out refinances with LTV greater than 75%, 3 or 4 unit properties, second liens and borrowers with Fair Isaac & Co., or FICO, scores less than 660. Individual loans in a loan package where multiple risk factors are identified with no mitigating factors will be underwritten to determine if any mitigating factors exist or will be removed from the loan package. Any loan with a principal balance equal to or greater than $1.0 million will be underwritten. Additionally, loans where property values have increased by 20% over the past one to two years will be reviewed for mitigating factors, such as LTV and FICO scores. Our management credit committee is presented with and approves the level of underwriting on each loan package.

A management credit committee appointed by the bank’s board of directors sets our underwriting guidelines and credit policies. The bank’s management credit committee consists of the bank’s Chief Executive Officer, the President, the President of Commercial Lending — Community Bank, the Chief Credit Officer, the Chief Financial Officer, the General Counsel, the Controller, the Managing Director — Mortgage Banking, the Managing Director — Commercial Lending, the Managing Director — Administration, the Senior Vice President — Underwriting, the Senior Vice President — Deputy Credit Officer, Senior Vice President — Regional Credit Officer, Senior Vice President — Commercial Real Estate and one rotating loan officer. The committee approves or ratifies all loans except for single family originated loans, approves all other loan funding or loan packages exceeding certain dollar amounts and reports to the board of directors at regularly scheduled meetings.

Generally, loans to community banking customers can be approved by the loan officer and the President or the President of Commercial Lending — Community Bank up to $500,000 if secured and $100,000 if unsecured. Builder lines, commercial real estate and mortgage banker finance lines less than $5 million and business loans less than $2 million can be approved by the individual loan officer or senior underwriter, the product’s Managing Director plus either the bank’s Chief Executive Officer or the Chief Credit Officer. All loans that are approved outside of the management credit committee must be ratified the month following approval at a regularly scheduled meeting.

All loans exceeding the above limits, except for single family loans, must be recommended by the loan officer and the relevant Managing Director and be approved by the community bank management credit committee or the management credit committee. Loans greater than $5 million, except for builder lines, commercial real estate, mortgage banker finance lines and consumer loans where the limits are $15.0 million, $10.0 million, $15.0 million and $1 million, respectively, must be approved by the bank’s board of directors’ credit committee. Additionally, single family mortgage loan packages greater than $50.0 million must be approved by the bank’s board of directors’ credit committee. The Chief Credit Officer or any two members of the management credit committee may nevertheless disapprove a loan that satisfied the bank’s general underwriting standards.

The bank’s board of directors credit committee is comprised of Lewis S. Ranieri, Alan E. Master, John B. Selman, David M. Golush and Anthony J. Nocella.

In addition to applying standard criteria and a centralized approval process to ensure loans are thoroughly underwritten, we also tie our loan production managers’ compensation to profitability by compensating them for profitability and not just the volume of the loans they originate. We believe this results in our originated loans being of a higher quality than if the managers’ compensation were tied solely to loan volume.

Finally, in order to monitor our overall credit exposure, we have established a bank risk management committee that is appointed by the bank’s board of directors to provide an oversight function for the credit review and risk management process. The bank’s risk management committee is comprised of the bank’s Chief Executive Officer, the President, the President of Commercial Lending — Community Bank, the Chief Credit Officer, the Chief Financial Officer, the General Counsel, the Controller, the Managing Director — Mortgage Banking, the Managing Director — Administration, the Managing Director — Commercial Lending, the Vice-President — Administration and a Senior Vice President — Finance. This committee is charged with the review of asset classifications, review and sensitivity of individual portfolio risks (including loan type concentrations, loan size, geographic concentrations, and demographic and economic conditions), and approval of the methodology and level of the allowance for loan losses. This committee monitors delinquencies, specific loan performance and negative or adverse economic trends. The committee monitors our geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to the lesser of 35% of assets or 600% of regulatory capital, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region other than Texas.

Competition

We face substantial competition for loans and deposits as well as other sources of funding in our markets. We compete in all of our lending lines of business with commercial banks, mortgage companies, thrifts and other financial institutions, many of which operate nationwide lending networks. In each case we must compete on the basis of service quality, product offerings and rates.

We also compete for funding. We compete at our banking offices for loans and deposits from local customers. We also must compete nationwide for deposits to fund our lending activities. We compete for deposits with thrifts, commercial banks and credit unions and our deposit products must compete with the investment products offered by a broad variety of financial institutions including thrifts, commercial banks, credit unions, brokerage firms, investment banks, insurance companies and other financial services companies, many of which are substantially larger and have more resources than us.

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

Regulation and Supervision

The company and FBC Holdings, LLC, its intermediate subsidiary, are registered savings and loan holding companies and are subject to Office of Thrift Supervision, or OTS, and Texas Department of Savings and Mortgage Lending, or TDSML, regulation, examination, supervision and reporting requirements.

The bank is a Texas-chartered, federally-insured state savings bank and is subject to the regulation, examination and reporting requirements of the TDSML. The Federal Deposit Insurance Corporation, or FDIC, also has regulatory and examination authority respecting the bank. The bank’s deposits are insured by the FDIC through the Deposit Insurance Fund, or DIF. As a subsidiary of a savings and loan holding company, the bank is also subject to certain federal and state restrictions in its dealings with the company and affiliates thereof.

The bank is a member of the Federal Home Loan Bank, or FHLB, of Dallas, which is one of 12 regional FHLBs that administer programs in support of the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It makes loans (i.e., advances) to members in accordance with policies and procedures established by its Board of Directors. The bank is required to maintain between 0.05% and 0.30% of its assets at each December 31 in FHLB of Dallas capital stock, which is a member’s minimum required investment, plus between 3.50% and 5.00% of its advances outstanding. At December 31, 2006, the FHLB of Dallas had set the minimum required investment at 0.08% of assets and the advance requirement at 4.10%. At December 31, 2006, the bank held $99.4 million in FHLB of Dallas capital stock, compared to its requirement of $98.3 million.

The supervision and regulation of savings and loan holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund of the FDIC and the banking system as a whole, and not for the protection of the shareholders or creditors of savings and loan holding companies. The banking agencies have broad enforcement power over savings and loan holding companies and banks, including the power to restrict operations and impose substantial fines and other penalties for violations of laws and regulations.

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

Capital and Indebtedness.  The OTS does not impose either consolidated or unconsolidated regulatory capital requirements on thrift holding companies but rather evaluates capital adequacy on a case-by-case basis. The OTS identifies in its examination process the extent to which the holding company utilizes debt (including hybrid instruments, such as trust preferred securities) to fund the financial institution’s operations and the degree to which the parent thrift holding company relies upon the financial institution to provide cash flow for debt service. The holding company is required to notify the OTS prior to any proposed issuance or renewal of any current lines of credit (including hybrid securities), or guarantee of any debt. Upon notification, the holding company must wait 30 days, or until the OTS advises the holding company that it does not object, before proceeding. This requirement only applies to borrowings having specific terms and not to liabilities incurred in the ordinary course of business.

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

Leverage Capital Ratio.  FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets, as defined, for the most highly-rated, state-chartered, FDIC-supervised banks and a minimum 4.0% ratio of Tier 1 capital to total assets, as defined, for all other state-chartered, FDIC-supervised banks. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. As of December 31, 2006, the minimum leverage capital ratio for capital adequacy purposes for the bank was 4.0% and its actual leverage capital ratio was 7.22%.

Risk-Based Capital Requirements.  The risk-based capital requirements contained in FDIC regulations generally require the bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%.

For purposes of the risk-based capital requirements, “total capital” means Tier 1 capital plus supplementary (or Tier 2) capital, so long as the amount of supplementary (or Tier 2) capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary (or Tier 2) capital includes, among other things, cumulative perpetual preferred stock, non-cumulative perpetual preferred stock where the dividend is reset periodically, long-term preferred stock (original maturity of at least 20 years), mandatory convertible subordinated debt, perpetual subordinated debt and mandatory redeemable preferred stock. Intermediate-term preferred stock and other subordinated debt is includable in Tier 2 capital up to 50% of Tier 1 capital. The allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets is included in Tier 2 capital, as are certain unrealized gains in equity securities and unrealized gains or losses in other assets. To determine the amount of capital required, assets and certain off-balance sheet items are assigned to various categories, with each category having a different “risk weighting.” As of December 31, 2006, the bank’s Tier 1 capital to risk-weighted assets ratio was 9.85% and its total capital to risk-weighted assets ratio was 10.15%.

Corrective Measures for Capital Deficiencies.  The Prompt Corrective Action regulations, which were promulgated to implement certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, also effectively impose capital requirements on state-chartered banks, by subjecting banks with less capital to increasingly stringent supervisory actions. For purposes of the Prompt Corrective Action regulations, a bank is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage capital ratio of less than 4% (or less than 3% if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth). A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8% or higher, a Tier 1 risk-based capital ratio of 4% or higher, a leverage ratio of 4% or higher (3% or higher if the bank received a composite rating of 1 in its most recent examination report and is not experiencing significant growth), and does not meet the definition of a “well capitalized” bank. A bank is “well capitalized” if it has a total risk-based capital ratio of 10% or higher, a Tier 1 risk-

based capital ratio of 6% or higher, a leverage capital ratio of 5% or higher, and is not subject to any written requirement to meet and maintain any higher capital level(s).

Under the regulation, “well capitalized” institutions are not subject to any brokered deposit limitations, while “adequately capitalized” institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC, and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more that 75 basis points (a) the effective yield paid on comparable deposits accepted in its normal market area, or (b) the national rate paid on comparable deposits accepted outside the institution’s normal market area. “Undercapitalized” institutions will not be permitted to accept brokered deposits and are subject to certain limitations on interest rates that may be paid in connection with any deposit solicitation.

Under the provisions of the FDICIA and the Prompt Corrective Action regulations, an “undercapitalized” bank is subject to a limit on the interest it may pay on deposits. Also, an undercapitalized bank cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank). Such a bank also must submit a capital restoration plan to the FDIC for approval, restrict total asset growth and obtain regulatory approval prior to making any acquisition, opening any new branch office or engaging in any new line of business. An undercapitalized bank may also be subject to other, discretionary, regulatory actions. Additional mandatory and discretionary regulatory actions apply to “significantly undercapitalized” and “critically undercapitalized” banks. Failure of a bank to maintain the required capital could result in such bank being transferred to new owners in a supervisory transaction or being declared insolvent and closed.

FDIC Insurance Premiums.  The deposits of the bank are insured to the maximum extent permitted by the DIF. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. We were not required to pay any deposit insurance premiums in 2006. However, a decrease in the bank’s capital ratios or the occurrence of events that have an adverse effect on the bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the bank, which would adversely affect the bank’s earnings. In addition, the FDIC can impose special assessments in certain instances. In February 2006, the Federal Deposit Insurance Reform Act of 2005, or Deposit Reform Act, was enacted. The Deposit Reform Act, among other things, consolidates the Bank Insurance Fund and Savings Association Insurance Fund into the DIF, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation. The FDIC has adopted final regulations with respect to the Deposit Reform Act effective as of January 1, 2007. Under the new deposit insurance assessment system, the FDIC will evaluate each institution’s risk, and therefore its assessment rate, based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have them. The FDIC assessment rates effective January 1, 2007 range from 0.05% to 0.43% of deposits. The FDIC also set the designated reserve ratio for the DIF at 1.25% of estimated insured deposits. Under the Deposit Reform Act, we received a one-time credit of $885,000 to be applied against premium assessments in accordance with the regulations.

Federal law aimed at recapitalizing the Savings Association Insurance Fund requires, among other things, that insured institutions pay a portion of the interest due on bonds that were issued to replace funds paid out for the failure of insured thrifts by the Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the rate was 0.0122% of deposits for the fourth quarter of 2006 and is adjusted quarterly to reflect changes in the assessment base.

Safety and Soundness Standards.  The FDIC and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The FDIC and the other agencies have also established guidelines regarding asset quality, lending concentrations, and earnings standards for insured institutions. The bank believes that it is in compliance with these guidelines and standards.

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

Qualified Thrift Lender Test.  The bank is required to meet a qualified thrift lender test under both federal and state law. This test requires a savings bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. As of December 31, 2006, the bank met the test.

Under federal law, any savings association (including a state savings bank that is treated as a savings association under Section 10 of HOLA) that fails to meet the qualified thrift lender test must convert to a bank charter, other than a savings bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. However, any savings bank which the OTS has deemed to be a savings association upon application by such bank, such as the bank, is precluded from requalifying for five years. Because of the five-year ban on requalification, a state savings bank that fails the qualified thrift lender test must divest all investments and cease all activities not permissible for a national bank within three years. Within one year after such failure, the holding company of a state savings bank must register with the Federal Reserve Board as a bank holding company and become subject to all restrictions on bank holding companies administered by the Federal Reserve Board. New investments and activities are immediately limited to those permissible for both a savings association and a national bank. The savings bank is also limited to national bank branching rights in its home state. In addition, the savings bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits on payment of dividends.

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

Liquidity.  The bank is required to maintain a balance of “liquid assets” (cash, excess balances in a Federal Reserve Bank, and other readily marketable investments, including unencumbered federal government sponsored enterprises) equal to 10% of average daily deposits for the most recently completed calendar quarter. As of December 31, 2006, the bank was in compliance with this requirement.

Restrictions on Capital Distributions.  The bank is required to provide to the OTS not less than 30 days’ advance notice of the proposed declaration by its board of directors of any dividend on its capital stock. The OTS may object to the payment of the dividend on safety and soundness grounds.

Texas law permits the bank to pay dividends out of current or retained income in cash or additional stock. Without the prior approval of the Commissioner, a cash dividend may not be declared by the board of a savings bank that the Commissioner considers to be in an unsafe condition or to have less than zero total retained income on the date of the dividend declaration.

The FDIC has the authority to prohibit the bank from engaging in unsafe or unsound practice in conducting its business and under such authority could impose dividend restrictions. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by savings banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the Prompt Corrective Action provisions described herein could limit the amount of dividends which the bank may pay to the company. The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default of any assessment due the FDIC. The bank is not in default in any assessment payment to the FDIC.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. As of December 31, 2006, the bank was in compliance with such requirements.

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

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

In addition, the Federal Trade Commission has a nationwide “do not call” registry that allows consumers to prevent unsolicited telemarketing calls. Millions of households have placed their telephone numbers on this registry.

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

The Electronic Fund Transfer Act.  The Electronic Fund Transfer Act, or EFTA, provides a basic framework establishing the rights, liabilities, and responsibilities of participants in “electronic fund transfer systems,” defined to include automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers, and preauthorized transfers from or to a consumer’s account (for example, direct deposit of social security payments). Its primary objective is to protect the rights of individuals using these systems. The EFTA limits a consumer’s liability for certain unauthorized electronic fund transfers and requires certain error resolution procedures.

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

Legislative and Regulatory Proposals.  Proposals to change the laws and regulations governing the capital, operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in Congress, state legislatures and before the FDIC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or the bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the Securities and Exchange Commission, or SEC, the FDIC, the IRS, and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on us or the bank are impossible to determine at this time.

Employees

As of December 31, 2006, all of our 627 employees were employed by the bank. We have entered into an arrangement with Administaff Companies II, L.P., or Administaff, to provide personnel management services to us. This service is provided through a co-employment relationship between us and Administaff, under which all of our employees are employed by both us and Administaff, and we have outsourced our human resources function to Administaff.

Executive Officers of the Registrant

The names, ages as of December 31, 2006, recent business experience and positions or offices held by each of the executive officers of Franklin Bank Corp are as follows:

Name	Age	Current Position and Recent Business Experience

Anthony Nocella	65	Director of Franklin Bank Corp. President and Chief Executive Officer of Franklin Bank Corp. and Chairman and Chief Executive Officer of Franklin Bank, S.S.B. since April 2002. Previously was Vice Chairman, Director of Bank United Corp. and was Chief Financial Officer of Bank United Corp. from 1988 until its merger with Washington Mutual in 2001.
Andy Black	54	President and Chief Operating Officer and a member of Franklin Bank, S.S.B. board of directors beginning March 2007. Previously was Managing Director — Central Texas of Franklin Bank, S.S.B. from December 2005. Previously was associated with JP Morgan Chase and predecessors from 1990 to December 2005.
Daniel Cooper	49	Managing Director — Lending and Mortgage Banking of Franklin Bank, S.S.B. since April 2002. Previously was Managing Director and Senior Vice President of Secondary Marketing and Portfolio Management for Bank United from 1991 until its merger with Washington Mutual in 2001.
Michael Davitt	57	Managing Director — Commercial Lending of Franklin Bank, S.S.B. since May 2002. Previously was Managing Director of Commercial Lending at Bank United from 1990 until its merger with Washington Mutual in 2001.
Max Epperson	64	Chief Credit Officer of Franklin Bank, S.S.B. since March 2004. Previously was Executive Vice President of Washington Mutual in charge of Commercial Real Estate Lending for the central and western U.S. from 2001 to 2003. Prior to that was Managing Director of Residential Construction Lending for Bank United from 1994 to 2001.
David Jones	47	Executive Vice President and General Counsel of Franklin Bank Corp. and Franklin Bank, S.S.B. beginning in January 2007. Previously was associated with Thompson & Knight as a Senior Partner from 2004 and Of Counsel from September 2001.
Glenn Mealey	44	Managing Director — Administration of Franklin Bank, S.S.B. since April 2002. Previously was Senior Vice President and Managing Director of Investment Banking at Bank United from 2000 until its merger with Washington Mutual in 2001. Prior to that Mr. Mealey was Managing Director of Healthcare at Paribas from 1994 to 2000.
Russell McCann	50	Chief Financial Officer and Treasurer of Franklin Bank Corp. and Chief Financial Officer of Franklin Bank, S.S.B. since April 2002. Previously was Senior Vice President and Treasurer of Bank United Corp. until its merger with Washington Mutual in 2001.

Name	Age	Current Position and Recent Business Experience

Jan Scofield	51	Chief Information Officer of Franklin Bank, S.S.B. beginning March 2007. Previously was Managing Director — Technology of Franklin Bank, S.S.B. from April 2002. Previously was Vice President in eCommerce and Alternative Delivery Systems with Bank United from 1999 until its merger with Washington Mutual in 2001. Prior to that was IT Manager for the Electronic Commerce Resource Center since 1997.
Russell Workman	62	President of Commercial Lending — Community Bank beginning March 2007. Previously was Managing Director — East Texas and a member of Franklin Bank, S.S.B. board of directors from June 2005. Previously served as the President and Chief Executive Officer of the First National Bank of Athens from 1994 until its acquisition by us.

Available Information

The company makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics and business conduct that applies to our directors, executive officers and employees, including our principal executive officer and principal financial officer. Our website also includes our corporate governance guidelines and the charters for our audit committee, compensation committee and corporate governance and nominating committee. The address for our website is http://www.bankfranklin.com. The contents of our website are not part of this report.

Item 1A.	Risk Factors

An investment in our common stock involves a number of risks. We describe below the material risks and uncertainties that affect our business. Before making an investment decision, you should carefully consider all of these risks and all other information included or incorporated in this report. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks occur, our financial condition, liquidity, and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or a part of your investment.

Risks Associated with Franklin

We may be unable to successfully continue to implement our growth business strategy, which may adversely affect our future prospects and financial performance.

Our strategic plan is directed toward enhancement of our return to our stockholders through a significant increase in our asset size, the increase in new customer deposit accounts, the expansion of our commercial and consumer loan products and expansion into growing markets outside metropolitan areas in Texas. This requires:

•	that we find attractive market opportunities so that we may profitably execute our strategic plan;

•	that we continue to profitably build our products to provide us with the revenue to support our expansion;

•	that we identify, hire and retain qualified employees, and maintain the information systems, necessary to manage our growth;

•	continued compliance with regulatory requirements applicable to our business; and

•	the use of a substantial amount of more rate sensitive “brokered” deposits to fund our asset growth. Brokered deposits are deposits that we obtain from or through a deposit broker. Such deposits constituted approximately 45% of our total deposits as of December 31, 2006.

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

We intend to grow by acquisitions, including but not limited to the acquisition of other financial institutions, branch offices and loan portfolios. Since our acquisition of Franklin Bank, we have acquired six financial institutions, have one such acquisition pending, and have completed two branch acquisitions. We intend to continue to consider other potential acquisition opportunities in the future. Other potential future transactions may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. However, no assurance can be given that we will be able to successfully make such acquisitions on terms acceptable to us.

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

Our ability to successfully integrate future transactions will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We cannot assure you that we will be able to integrate our operations without encountering difficulties, such as the loss of key employees and customers, the imposition of regulatory restrictions, the disruption of our ongoing business or possible inconsistencies in standards, controls, procedures and policies. The integration process also may require significant time and attention from our management that would otherwise be directed at developing our existing business. Estimated cost savings projected to come from various areas that we identified through our due diligence and integration planning process may not materialize. If we have difficulties with any of these integrations, we might not achieve the economic benefits we expect to result from these acquisitions and this would likely hurt our business and our earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of these operations, and may not realize expected cost savings from these acquisitions within the expected time frames.

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

We do not anticipate that our community banking and commercial deposits will be sufficient to meet our funding needs. We therefore have relied, and expect to continue to rely on wholesale and brokered deposits, Federal Home Loan Bank advances and other wholesale funding sources to obtain the funds necessary to implement our growth strategy. Because these funds generally are more sensitive to rates than community banking deposits, they are more likely to move to the highest rate available.

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

Brokered deposits, which are more sensitive to changes in interest rates than are community banking deposits, constituted approximately 45% of our total deposits at December 31, 2006. Brokered deposits are priced based on the current general level of interest rates and, unlike retail deposits, do not take into account regional pricing. Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs. In addition, if the bank’s capital levels were to fall below “well capitalized” under the Prompt Corrective Action standards of the FDIC, our ability to accept, renew or roll over these deposits would be subject to our receiving a waiver from the FDIC. Furthermore, we would be limited on the rate that we could pay for these deposits to 75 basis points over the effective yield on comparable deposits that we offer in our normal market area or the national rate for comparable deposits outside our normal market. Failure to receive a waiver from the FDIC, if required, would have a material adverse impact on our financial condition, results of operations and cash flows.

Our small business, commercial real estate and consumer loan portfolios have significant geographic concentration in Texas and an economic slowdown, natural disaster or depressed real estate market in our primary markets could be detrimental to our financial condition.

A substantial portion of our small business, commercial real estate and consumer loans are to customers located in Travis, Bastrop, Llano, Cherokee, Gregg, Henderson, Panola and Smith Counties in Texas. Most of these loans are secured by real estate in these counties. In addition, we have five banking offices in Jefferson and Wharton counties located near the Texas gulf coast. Our operations in those areas are susceptible to damage associated with hurricanes, such as high winds, flooding, tornados and similar risks. The occurrence of a major hurricane on the Texas gulf coast or other natural disaster in our Texas markets could materially and adversely affect our business and results of operations in the areas affected by such disaster.

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

As of December 31, 2006, approximately 23.9% of the principal amount of our loan portfolio was secured by properties located in California. Consequently, our financial condition, results of operations and cash flows are likely to be significantly affected by economic conditions in California, particularly those affecting the residential real estate markets. In addition, mortgaged properties in California may be particularly susceptible to certain types of uninsurable hazards, such as earthquakes, floods, mudslides or other natural disasters. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, in California could materially and adversely affect the value of the mortgaged properties located there and increase the risk of delinquency, foreclosure, bankruptcy or loss on mortgage loans in our portfolio. These events could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to continue to purchase single family loans in bulk from the entities with which we currently have correspondent relationships, or other entities, our business and financial results may suffer.

Our single family mortgage loans held for investment were $2.1 billion at December 31, 2006. In order to maintain this portfolio at a constant balance, in 2006 we purchased $1.2 billion of single family mortgage loans. The single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for approximately 47% of total purchases, Residential Funding Corp., which accounted for 22%, and Morgan Stanley, which accounted for approximately 21% of total purchases during the year ended December 31, 2006. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. If we are unable to continue to purchase single family loans from these or other entities our business and financial results may suffer.

The majority of our single family loan portfolio consists of newly originated loans which may cause our loan portfolio to experience increased losses as the loans season.

At December 31, 2006, approximately 84% of our single family loan portfolio was comprised of single family mortgage loans that are less than three years old. Losses on single family mortgage loans generally occur after the loans are three years old. Therefore, we may experience a significant increase in losses on our single family mortgage loans as these loans age, and we may have to increase our allowance for credit losses accordingly. Additionally, losses on single family loans may occur before they have aged over three years. These may have a material adverse impact on our financial condition, results of operations and cash flows.

We are subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, mortgage brokers, correspondents or other third parties.

We rely heavily upon information supplied by third parties, including the information contained in loan applications, property appraisals, title information and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. Additionally, our mortgage banker finance product poses a particular risk of losses due to fraudulently or improperly documented collateral. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than we had expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the loan applicant, the mortgage broker or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it has been sold prior to detection of the misrepresentation. After a loss from a misrepresentation occurs, the source is often difficult to locate, and it is often difficult to recover any of the monetary losses we have suffered.

Although we have controls and processes designed to help us identify misrepresentations contained in information furnished to us in our loan origination operations, we cannot assure you that we have detected or will detect all misrepresentations in our loan origination operations.

We are subject to losses resulting from the nature of our mortgage banker finance borrowers.

The small- and medium-sized mortgage companies to which we market our mortgage banker finance products generally tend to be more thinly capitalized than are other commercial borrowers, which increases the risk that these borrowers will become over-leveraged or experience cash flow difficulties. Therefore, our lending in this product exposes us to an increased risk that our borrowers may experience financial difficulties and be unable to perform as required under their loans, which could have a material adverse effect on our financial condition, results of operations and cash flows. As of December 31, 2006, we had $288.0 million in warehouse lines committed, of which $150.7 million was outstanding.

Our business is subject to interest rate risk and variations in interest rates may adversely affect our financial performance.

The majority of our assets and liabilities are monetary in nature and subject us to significant risk from changes in interest rates. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Based on our one-year cumulative interest rate gap at December 31, 2006 of negative $193.2 million, an increase in the general level of interest rates may adversely affect our net yield on interest-earning assets since our interest-bearing liabilities reprice faster than our interest earning assets. In addition, due to the periodic caps which limit interest rate changes on our mortgage-backed securities and loans that pay interest at adjustable rates, an increase in rates greater than the periodic interest rate caps on these loans, usually 2.00% per year, may adversely affect our interest income earned on these assets. It is quite possible that significant changes in interest rates may take place in the future, although we cannot predict the nature or magnitude of such changes or how such changes may affect our business.

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

Additionally, in periods of rising interest rates mortgage loan originations typically decline, depending on the overall performance of the economy. To the extent that our mortgage originations decline, our income from mortgage banking may also decline.

Our mortgage origination activities are subject to interest rate risk that may adversely affect our earnings.

We originate single family mortgage loans to be sold into the secondary market. As part of this process we may commit to an interest rate to the borrower prior to selling the loan into the secondary market. In order to mitigate the risk that a rise in market interest rates will cause a decline in the value of the loan, we may enter into forward sales agreements at the time the loan’s interest rate is set. We enter into these forward sales agreements based on the amount of the loans we have committed to make at a particular interest rate and the amount of these commitments we expect to fund. Because we use an estimate of the amount of loans that we expect to close, actual funding amounts may vary. We tend to close a higher percentage of loans with committed interest rates lower than the current market and lower percentages of loans that have a committed interest rate greater than the current market. These variances may have a negative effect on our earnings. In addition, because the forward sales agreements may be executed at different rates than the loan commitment, these agreements may not respond to changes in interest rates to the same degree as the mortgage loan. As of December 31, 2006, we had $33.4 million in fixed rate mortgage loans with committed rates that had not closed and $18.6 million in forward sales agreements allocated to these commitments based on an expected close rate of 63%.

We face strong competition from other financial institutions and financial service companies offering services similar to those offered by us, which could hurt our business.

The banking business is highly competitive, and our profitability depends principally upon our ability to compete in the markets in which our banking operations are located. We compete with thrifts, commercial banks, credit unions, mortgage companies, specialty finance companies, brokerage firms, investment banks, insurance companies and other financial services companies that may offer more favorable financing than we offer. Many of these competitors are more established than we are and have greater financial and other resources. We can give you no assurance that we will be able to compete effectively as we continue to implement our growth strategy.

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

We are subject to examination and supervision by the OTS, since we elected to be treated as a savings and loan holding company. It is possible that the OTS may adopt additional limitations on savings and loan holding companies, although the OTS has not proposed any specific limitations at this time.

Franklin Bank, as a Texas state savings bank, is subject to regulation and supervision by the TDSML. Franklin Bank is also regulated by the FDIC, as administrator of the DIF, and with respect to capital distributions, by the OTS. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of stockholders and creditors.

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

We are dependent on certain members of our management, including Anthony J. Nocella, our President and Chief Executive Officer, Daniel E. Cooper, our Managing Director of Mortgage Banking, Michael Davitt, our Managing Director of Commercial Lending, Andy Black, our President and Chief Operating Officer, and Russell Workman, our President of Commercial Lending — Community Bank. The unexpected loss of any of these members of management could have a material adverse effect on us.

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

Our allowance for credit losses was $11.7 million, or 0.25% of total loans outstanding and 88.0% of non-performing loans, as of December 31, 2006. Significant increases to the allowance for credit losses may be necessary if material adverse changes in general economic conditions occur and the performance of our loan portfolio deteriorates.

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

Our internal controls for financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls for financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

Each quarter, our chief executive officer and chief financial officer evaluate our internal controls for financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls for financial reporting and our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Our management has concluded that our internal controls for financial reporting and our disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all possible future control issues within our company have been detected. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur and not be detected.

War and threats of terrorism and catastrophic events that could result from terrorism may impact our results of operations in unpredictable ways.

We do not know the impact that any potential future terrorist attacks may have on the financial services industry in general and on our business in particular. An act of terrorism directed at the financial infrastructure of the United States may affect our operations, and these effects may be material.

Risks Associated with an Investment in our Preferred Shares

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

Unless full dividends for the latest completed dividend period have been declared and paid on the preferred shares, the terms of the preferred shares provide that dividends may not be paid or declared on our common stock or other junior stock during the current dividend period, and that we may not purchase, redeem or otherwise acquire common stock or junior stock during the current dividend period, subject to certain exceptions. Because of these provisions and the fact that dividends on the preferred shares are non-cumulative, the only dividend period during which we will be precluded from paying dividends on or acquiring common stock or other junior stock after failing to pay a dividend on the preferred shares is the dividend period immediately after the dividend period for which we did not pay dividends on the preferred shares. We did not pay any dividend on our common stock in 2006 or 2005. We currently do not intend to pay any dividends on our common stock.

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

Because we are a holding company with no significant assets other than Franklin Bank, we depend upon dividends from Franklin Bank for all of our revenues. Accordingly, our ability to pay dividends depends upon our receipt of dividends or other capital distributions from Franklin Bank. The declaration of dividends by Franklin Bank is subject to the discretion of its board of directors. In addition, Franklin Bank’s ability to pay dividends to us is subject to the regulatory authority of the TDSML, the OTS, and the FDIC. The manner in which these regulatory authorities may affect our ability to pay dividends on our preferred shares is similar to the manner in which they may affect our ability to pay dividends on our common shares, which is discussed under the caption “ — Risks Associated with an Investment in Our Common Stock — We currently do not intend to pay any dividends on our common stock. In addition, our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gains for the foreseeable future.”

A default under our junior subordinated notes would prevent us from paying dividends on or redeeming the preferred shares.

At December 31, 2006, we had outstanding four issues of variable rate junior subordinated notes aggregating $105 million. The junior subordinated notes were issued by us in exchange for funds received from the sale of variable rate trust preferred securities by four of our subsidiaries. The junior subordinated notes mature at various dates in 2032 and 2035, and we may prepay them at various dates beginning in 2007 and 2010. We will be unable to pay dividends on or redeem any of the preferred shares if an event of default on our junior subordinated notes occurs and is continuing.

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

The current favorable tax treatment on dividends received by individual U.S. taxpayers will expire on December 31, 2010 unless extended by Congress.

Dividends paid to individual U.S. holders of preferred shares through December 31, 2010 generally are taxable to the holder at a maximum rate of 15%, subject to satisfaction of certain requirements. Unless Congress extends this provision prior to its expiration, after December 31, 2010, dividends on the preferred shares will be taxable at the ordinary income rate then in effect, which is currently a maximum of 35% for individuals. We can give no assurance that the current provision will be extended, or that Congress will not take action prior to December 31, 2010 to increase the maximum rate of tax payable with respect to dividends received.

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

Prior to the offering of the preferred shares, there was no existing market for the preferred shares. Although the preferred shares are listed for trading on the American Stock Exchange, an active trading market may not develop for the preferred shares. Even if a secondary market for the preferred shares develops, it may not provide significant liquidity, and transaction costs in any secondary market could be high. As a result, the difference between bid and ask prices in any secondary market could be substantial.

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

On December 18, 2003, we completed an initial public offering of our common stock, which is listed on the NASDAQ Global Select Market. While there has been an active trading market in our common stock since the initial public offering, we cannot assure you that an active trading market in our common stock will be sustained.

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

We are restricted from paying any dividends on our common stock if an event of default has occurred on our junior subordinated notes. Additionally, unless full dividends for the latest completed dividend period have been declared and paid on the preferred shares, the terms of the preferred shares provide that dividends may not be paid or declared on our common stock or other junior stock during the current dividend period, and that we may not purchase, redeem or otherwise acquire common stock or junior stock during the current dividend period, subject to certain exceptions.

Franklin Bank’s ability to pay dividends to us is subject to the regulatory authority of the TDSML, the OTS and the FDIC. Under Texas law, a Texas state savings bank is permitted to pay dividends out of current or retained income, although the TDSML reserves the right to restrict dividends for safety and soundness reasons or if the savings bank has less than zero total retained income on the date the dividend is declared. As of December 31, 2006, Franklin Bank could have paid approximately $51.1 million in dividends.

The FDIC has the authority to prohibit the bank from engaging in an unsafe or unsound practice in conducting its business and under such authority could impose dividend restrictions. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by savings banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the Prompt Corrective Action provisions described herein could limit the amount of dividends which the bank may pay to the company. The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The bank is not in default in any assessment payment to the FDIC.

Franklin Bank is required to give the OTS 30 days’ notice before making any dividend to us. The OTS may object to the dividend if it believes the distribution will be unsafe and unsound. An application to the FDIC is also necessary if any distribution would cause Franklin Bank to become less than adequately capitalized. Neither the OTS nor the FDIC is likely to approve any distribution that would cause Franklin Bank to fail to meet its capital requirements or to become under-capitalized on a pro forma basis after giving effect to the proposed distribution. The FDIC has back-up authority to take enforcement action if it believes that a capital distribution by Franklin Bank constitutes an unsafe or unsound action or practice, even if the OTS has permitted the distribution.

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

We have no unresolved comments with the commission staff.

Item 2.	Properties

We lease our home office located at 9800 Richmond Avenue, Houston, Texas and our community banking operations center at 4515 Seton Center Parkway, Austin, Texas and our mortgage operations center at 100 N. 6th Street, Waco, Texas. We also own or lease banking offices within our primary market areas of east Texas and central Texas. We lease commercial lending offices in Florida, Arizona, Texas, Michigan, Colorado, California, Washington D.C. and Pennsylvania. We also own a shopping center in Kingsland, Texas that has approximately 50,000 square feet of which the bank occupies approximately 16,000 square feet. We believe that suitable alternative or additional space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

The bank is involved in legal proceedings occurring in the normal course of business that management believes, after reviewing such claims with outside counsel, are not material to the financial condition, results of operations or cash flows of the bank or the company.

In November 2005, the bank was named in a lawsuit, filed by G.M. Sign, Inc. in Illinois State Court, where the plaintiff alleges that the bank sent faxes in violation of the Telephone Consumer Protection Act of 1991. The plaintiff has filed a motion for class certification. The plaintiff alleges unspecified damages. The bank filed a motion for removal to federal court and a motion to dismiss. The bank’s motion for removal to federal district court was granted and this lawsuit is pending in the U.S. District Court for the Northern District of Illinois-Eastern Division. Discovery is still ongoing. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.

In November 2005, the bank was named in a lawsuit, filed by T.W. Tire and Service, Inc. in the 95th Judicial District Court of Dallas County. The plaintiff alleges that its former employee forged the plaintiffs’ checks and presented them for payment to Cedar Creek Bank and the bank. The plaintiff is seeking damages of approximately $305,000. Discovery is ongoing. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our stock trades on the NASDAQ Global Select Market under the symbol “FBTX”. The following table sets forth the high and low sales prices of our stock for each quarter for the last two years.

	Sales Price Per Share
	High	Low

2006
Fourth quarter	$21.88	$18.55
Third quarter	21.07	18.53
Second quarter	20.35	18.50
First quarter	19.26	16.11
2005
Fourth quarter	$18.79	$14.66
Third quarter	19.75	16.05
Second quarter	19.49	16.60
First quarter	18.50	15.98

As of March 1, 2007, there were 23,608,836 shares issued and outstanding held by approximately 7,200 beneficial owners. The last reported sales price of our common stock on March 1, 2007 was $18.03 per share.

There were no common stock dividends declared during 2006 or 2005. We currently do not intend to pay dividends on our common stock. Even if we intend to pay dividends on our common stock in the future, we are subject to certain restrictions on our ability to pay such dividends. Since we are a holding company with no significant assets other than Franklin Bank, we depend upon dividends and other capital contributions from Franklin Bank for all of our revenues. See “Item 1A. Risk Factors — Risks Associated with an Investment in Our Common Stock — We currently do not intend to pay any dividends on our common stock. In addition, our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any of our common stock will be your sole source of gains for the foreseeable future.” For a discussion of the regulatory restrictions on Franklin Bank’s ability to pay dividends or make other capital contributions to us.

Recent Sales of Unregistered Securities

There were no transactions by the company during the period covered by this report and not previously reported on Form 8-K or Form 10-Q involving sales of the company’s securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2006, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 14, Employee Benefits, and Note 15, Related Parties, in the notes to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”, all of which is included elsewhere in this report.

	Number of
	Shares to be	Weighted
	Issued Upon	Average Exercise
	Exercise of	Price of	Number of Shares
	Outstanding	Outstanding	Available for
Plan Category	Awards	Awards	Future Grants

Plans approved by shareholders	1,345,064	$14.89	974,940
Plans not approved by shareholders	550,200	10.00	—

Total	1,895,264	$13.47	974,940

Our Purchases of Our Common Stock

Neither we nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act) made any purchases with respect to our common stock during the fourth quarter of 2006.

Stock Performance Graph

The graph below compares the cumulative total return to holders of our common stock for the period from December 18, 2003, when trading in our common stock commenced on The Nasdaq Stock Market’s National Market System, through December 31, 2006, against the cumulative total return of

•	the Russell 2000 Index,

•	the Nasdaq Banks Index,

•	the Nasdaq Stock Market Composite Index, and

•	America’s Community Bankers Nasdaq Index.

Comparison of 3 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

In accordance with instructions 7 and 8 to item 201(e) of Regulation S-K, the foregoing graph shall not be deemed to be filed with the Commission or incorporated by reference into any filing under the Securities Act or the Exchange Act or considered to be “soliciting material” or subject to Regulation 14A or 14C of the Commission’s regulations, or to the liabilities of section 18 of the Exchange Act.

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

	For the Years Ended December 31,
	2006	2005	2004	2003	2002(4)
	(In thousands)

Selected Operating Data:
Interest income	$291,059	$197,174	$118,391	$40,393	$6,446
Interest expense	(198,341)	(113,143)	(52,649)	(20,958)	(3,553)

Net interest income	92,718	84,031	65,742	19,435	2,893
Provision for credit losses	(3,804)	(4,859)	(2,081)	(1,004)	(152)
Non-interest income	8,673	18,784	12,612	4,770	458
Non-interest expense	(67,011)	(56,671)	(40,655)	(18,227)	(4,203)

Income (loss) before taxes	30,576	41,285	35,618	4,974	(1,004)
Income tax (expense) benefit	(11,196)	(14,989)	(12,469)	(1,776)	278

Net income (loss)	19,380	26,296	23,149	3,198	(726)
Preferred dividends	(3,863)	—	—	—	—

Net income (loss) available to common stockholders	$15,517	$26,296	$23,149	$3,198	$(726)

	December 31,
	2006	2005	2004	2003	2002(4)
	(In thousands)

Balance Sheet
Assets
Cash and cash equivalents	$86,783	$125,727	$90,161	$47,064	$18,675
Federal Home Loan Bank stock and other investments	99,937	80,802	74,673	32,866	3,163
Securities available for sale	59,232	63,779	72,998	91,168	—
Mortgage-backed securities	290,720	137,539	109,703	177,572	22,924
Loans, net	4,676,062	3,813,395	3,017,502	1,813,116	307,160
Goodwill	153,487	147,742	69,212	54,377	7,790
Intangible assets, net	14,548	13,954	7,095	3,705	1,316
Premises and equipment, net	28,208	25,459	13,169	9,381	464
Real estate owned	22,031	5,856	4,418	1,789	958
Other assets	106,359	56,999	20,803	20,262	3,231

Total assets	$5,537,367	$4,471,252	$3,479,734	$2,251,300	$365,681

	December 31,
	2006	2005	2004	2003	2002(4)
	(In thousands)

Liabilities and Stockholders’ Equity
Deposits	$2,631,964	$2,121,508	$1,502,398	$1,259,843	$182,334
Federal Home Loan Bank advances	2,309,745	1,842,394	1,653,942	713,119	62,800
Short term borrowings	—	5,000	—	—	—
Junior subordinated notes	108,093	107,960	20,254	20,135	20,007
Other liabilities	54,839	61,559	22,431	12,765	3,133

Total liabilities	5,104,641	4,138,421	3,199,025	2,005,862	268,274
Stockholders’ equity	432,726	332,831	280,709	245,438	97,407

Total liabilities and stockholders’ equity	$5,537,367	$4,471,252	$3,479,734	$2,251,300	$365,681

	For the Years Ended December 31,
	2006	2005	2004	2003	2002(4)

Selected Financial Ratios:
Performance Ratios(1):
Earnings (loss) per common share — basic	$0.66	$1.16	$1.09	$0.30	$(0.24)
Earnings (loss) per common share — diluted	0.65	1.13	1.07	0.29	(0.24)
Weighted average number of shares — basic	23,393,940	22,739,255	21,276,560	10,825,757	2,984,403
Weighted average number of shares — diluted	23,871,951	23,209,893	21,716,582	10,851,137	2,984,403
Return on average assets	0.38%	0.63%	0.80%	0.28%	(0.46)%
Return on average common equity	5.63	8.53	9.02	2.92	(3.32)
Stockholders’ equity to assets	7.81	7.44	8.07	10.90	26.64
Book value per share	$14.90	$14.24	$12.82	$11.56	$9.41
Tangible book value per share	$7.77	$7.32	$9.34	$8.83	$8.53
Net yield on interest-earning assets	1.98%	2.12%	2.35%	1.77%	1.98%
Interest rate spread	1.84	2.01	2.23	1.62	1.57
Efficiency ratio(2)	65.08	54.37	51.29	78.70	124.55
Net operating expense ratio(3)	1.16	0.90	0.97	1.18	2.66
Asset Quality Ratios:
Allowance for credit losses to non-performing loans	88.02%	51.30%	150.04%	87.20%	75.34%
Allowance for credit losses to total loans	0.25	0.35	0.24	0.27	0.37
Net charge-offs to average loans	0.13	0.01	0.03	0.02	0.19
Non-performing assets to total assets	0.62	0.69	0.24	0.29	0.68
Non-performing assets to total loans and real estate owned	0.73	0.81	0.27	0.35	0.80
Capital Ratios of the Bank:
Total capital ratio	10.15%	10.41%	11.09%	16.70%	49.82%
Tier 1 capital ratio	9.85	9.92	10.72	16.27	49.17
Tier 1 leverage ratio	7.22	6.33	6.85	11.91	24.19

(1)	Ratio, yield and rate information for the years ended December 31, 2006, 2005, 2004 and 2003 are based on daily average balances, except for Athens for the period May 9, 2005 until it was converted to our system on January 26, 2006, Elgin for the period July 15, 2005 until it was converted to our system on August 5, 2005, Cedar Creek for the period December 4, 2004 until it was converted to our system on May 20, 2005, Lost Pines for the period March 1, 2004 until it was converted to our system on July 23, 2004, Jacksonville for the period January 1, 2004 until it was converted to our system on March 12, 2004 and Highland for the period May 1, 2003 until it was converted to our system on May 23, 2003, whose average balances are calculated using average monthly balances. Ratio, yield and rate information for the year ended December 31, 2002 is based on average monthly balances. Return on average common equity is based on average monthly balances for all periods presented.

(2)	Efficiency ratio is non-interest expense (excluding acquisition related amortization) divided by net interest income plus non-interest income, excluding gains on securities.

(3)	Net operating expense ratio is non-interest expense less non-interest income divided by average total assets.

(4)	Certain items have been reclassified at or for the year ended December 31, 2002 to conform to our current presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	risks and uncertainties related to acquisitions and divestitures, including related integration and restructuring activities, and changes in our mix of product offerings;

•	prevailing economic conditions;

•	changes in interest rates, loan demand, real estate values and competition, which can materially affect origination levels and gains on sale results in our mortgage business, as well as other aspects of our financial performance;

•	the level of defaults, losses and prepayments on loans made or acquired by us, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, require credit loss reserve levels and our periodic valuation of our retained interests from securitizations we may engage in;

•	changes in accounting principles, policies and guidelines;

•	adverse changes or conditions in capital or financial markets, which can adversely affect our ability to sell or securitize loan originations on a timely basis or at prices which are acceptable to us, as well as other aspects of our financial performance;

•	actions by rating agencies and the effects of these actions on our businesses, operations and funding requirements;

•	changes in applicable laws, rules, regulations or practices with respect to tax and legal issues, whether of general applicability or specific to us; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

Overview

We were formed in August 2001 and began our banking operations in April 2002 with our acquisition of the bank. Since April 2002, we have grown from $61.3 million in assets to $5.5 billion at December 31, 2006, expanded our community banking offices to 39 from two, established our corporate office where we provide many of our banking services, expanded our commercial lending regional offices to Arizona, Florida, Pennsylvania, Michigan, Colorado, California and Washington D.C., and initiated a mortgage banking business with retail mortgage offices in 19 states throughout the United States and a wholesale office in California.

Our historical financial results reflect the development of our business. During 2002, we incurred the non-interest expense related to our expansion and the infrastructure cost necessary to support the expansion. At the end of 2002 and throughout 2003, we began to acquire and originate loans and other earning assets, which have increased our revenues to a level commensurate with the expenses that we incurred in our development stage. During 2004 and 2005, we continued to see the results from the execution of our business strategy as our asset and revenue growth have offset the ongoing cost of executing our business strategy. During that period we achieved improved levels of profitability as our businesses began to generate earning assets and revenues that exceed their ongoing operating expenses. During 2006, we accelerated our transition to a community bank as we expanded our banking business and concentrated on increasing our commercial business and de-emphasized our single family portfolio. We will continue to make additional investments in our businesses to expand the range of our product lines and services.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements which are included elsewhere in this report. Certain of these accounting policies, by their nature, are complex and involve a significant amount of subjective judgment by our management. These policies relate to our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances existing at the time such estimates, judgments and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations and cash flows. Our critical accounting policies are described below.

Allowance for Credit Losses

We maintain our allowance for credit losses at the amount estimated by management to be sufficient to absorb probable losses inherent in our loan portfolios based on available information. Our estimates of credit losses meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as amended by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” When analyzing the appropriateness of the allowance for credit losses, we consider such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies and the estimated value of the underlying collateral, if any. Single family mortgages and consumer loans are evaluated as a group. Builder lines, commercial real estate, commercial business, mortgage banker finance and multi-family loans are evaluated individually. The allowance for credit losses is based principally on the frequency and severity of losses for an asset class, the historical loss experience for the type of loan and the delinquency status. The process of evaluating the adequacy of the allowance for credit losses has two basic elements: first, the identification of problem loans based on current operating financial information and fair value of the underlying collateral property; and second, a methodology for estimating general credit losses. For loans classified as “watch,” “special mention,” “substandard” or “doubtful,” whether analyzed and provided for individually or as part of pools, we record all estimated credit losses at the time the loan is classified. In order to facilitate the establishment of our general allowance for credit losses, we have established a risk grade classification system for components of our loan portfolio that do not have homogeneous terms, such as commercial loans. This system grades loans based on credit and collateral support for each loan. The grades range from one, which represents the least possible risk to us, to eight, for doubtful loans. Each credit grade has a general minimum credit allowance factor established for each type of loan. We use this general credit allowance factor in establishing our allowance for credit losses. We establish the credit loss allowance through a systematic methodology whereby each loan is assigned a credit grade at origination. We establish the allowance for credit losses by using the credit allowance factor for the individual loan, based on the risk classification, and providing as the allowance for credit loss the product of the loan balance times the credit allowance factor over the initial twelve months of the loan’s term. For homogeneous loans, such as single-family mortgage and consumer loans, we utilize the frequency and severity of losses for the asset class and the delinquency status in determining the credit allowance factor. The allowance for credit losses is determined by multiplying the portfolio balance by the credit allowance factor for the portfolio and providing the resulting amount ratably over twelve months. Additionally, for single family mortgages we review our portfolio to determine those loans that have multiple risk factors based on Interagency guidance on non-traditional mortgages and apply an additional credit allowance factor based on the additional risks. When available information confirms specific loans, or portions of those loans, to be uncollectible, we charge off those amounts against the allowance for credit losses. Even after loans are charged off, we continue reasonable collection efforts until the potential for recovery is exhausted. See “— Credit Quality — Allowance for Credit Losses.”

Rate Lock Commitments

In connection with our mortgage banking activities, we enter into interest rate lock commitments with loan applicants whereby the interest rate on the loan is guaranteed for a certain period of time while the application is in the approval process, which we refer to as the “locked pipeline.” In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” interest rate lock commitments are derivative financial instruments and changes in their fair value are required to be reported in current earnings. The fair value of interest rate lock commitments is determined as of the date the interest rate is locked and is based on the estimated fair value of the underlying mortgage loans, including the value of the servicing when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. Generally, we base the change in the value of the underlying mortgages on quoted market prices of publicly traded mortgage backed securities. Management estimates the amount of loans expected to close by applying a “fall-out” ratio for commitments that expire. This estimate is based on the historical data for loans with similar characteristics as well as current market conditions. We record changes in the fair value as gains or losses on sales of single family loans in the consolidated statements of operations.

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

Significant Transactions

In December 2006, we reclassified approximately $580 million of our single family portfolio loans to held for sale and incurred related net charges of $14.0 million, or $8.8 million net of tax. This reclassification was made as part of the restructuring of our single family loan portfolio. These loans were sold subsequent to December 31, 2006.

On December 8, 2006, we acquired two banking offices from Equity Bank for a purchase premium of approximately $3.9 million and $87,000 in direct acquisition costs through December 31, 2006. These two banking offices added approximately $43.0 million in deposits and $2.8 million in loans. The addition of these offices expanded our east Texas market.

On December 4, 2006, we announced the signing of an agreement to acquire the First National Bank of Bryan in exchange for $134 million in cash. At December 31, 2006, First National Bank of Bryan had approximately $530 million in assets and community banking loans and deposits of approximately $343 million and $466 million, respectively. This transaction is expected to close in the second quarter of 2007, subject to regulatory approval and the satisfaction of conditions set forth in the agreement.

In May 2006, we issued 3,450,000 shares of Series A Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25.00 per share, receiving gross proceeds of $86.3 million. Dividends on the preferred shares are non-cumulative and are payable quarterly when, and if, declared by the board of directors (or a duly authorized committee of the board). Dividends on the preferred shares accrue at a fixed rate per annum of 7.50%, applied to the liquidation preference of $25 per share. The company may redeem the preferred shares at any time in whole or in part on or after May 10, 2011 at a cash redemption price of $25 per share, plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends.

On December 2, 2005, we acquired five banking offices from Washington Mutual for a purchase premium of approximately $32.9 million and $499,000 in direct acquisition costs through December 31, 2006. These five banking offices added approximately $274.7 million in deposits and $10.1 million in loans. The addition of these offices expanded our central Texas market to include the upper gulf coast region of Texas.

In August 2005, we formed Franklin Capital Trust IV, or Trust IV, a wholly owned subsidiary. Trust IV issued, in a private offering, $25 million of variable rate trust preferred securities that currently pay 6.97% annually and resets quarterly to 3-month LIBOR plus 1.60%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $774,000 in variable rate common securities of the trust. We used the net proceeds from the sale of these securities to support the general growth of the bank. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in November 2010. The junior notes mature in November 2035.

On July 15, 2005, we acquired Elgin for approximately $23.9 million, including $11.7 million in cash, $11.9 million in shares of our common stock, valued at $18.97 per share, and $308,000 in direct acquisition costs through December 31, 2006. Elgin was a Texas-based state bank with approximately $83.7 million in assets and $73.7 million in deposits at the time of the acquisition. The acquisition of Elgin added two banking offices to our central Texas market and made us the second largest bank in Bastrop County.

In May 2005, we formed Franklin Capital Trust III, or Trust III, a wholly owned subsidiary. Trust III issued, in a private offering, $40 million of variable rate trust preferred securities that currently pay 7.26% annually and resets quarterly to 3-month LIBOR plus 1.90%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $1.2 million in variable rate common securities of the trust. We used the net proceeds from the sale of these securities for general corporate purposes. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in June 2010. The junior notes mature in June 2035.

On May 9, 2005, we acquired Athens for approximately $58.3 million, including $43.5 million in cash, $14.4 million in shares of our common stock, valued at $17.25 per share, and $865,000 in direct acquisition costs through December 31, 2006. At the time of the acquisition, Athens had approximately $208.8 million in assets and $184.9 million in deposits. The acquisition of Athens added four banking offices in our east Texas market and increased our market share to the largest bank in Henderson County.

In February 2005, we formed Franklin Capital Trust II, or Trust II, a wholly owned subsidiary. Trust II issued, in a private offering, $20 million of variable rate trust preferred securities that currently pay 7.26% annually and resets quarterly to 3-month LIBOR plus 1.90%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $619,000 in variable rate common securities of the trust. We used the net proceeds from the sale of these securities for general corporate purposes. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in March 2010. The junior notes mature in March 2035.

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

Also in November 2002, we formed Franklin Bank Capital Trust I. The trust issued, in a private offering, $20 million of variable rate trust preferred securities that currently pays 8.72% annually and resets quarterly to 3-month LIBOR plus 3.35%, and invested the proceeds in variable rate junior subordinated notes, or junior notes, issued by us. In addition, we invested $619,000 in variable rate common securities of the trust. We used the net proceeds from the sale of these securities for general corporate purposes. We can redeem the junior notes at our option at par plus accrued and unpaid interest beginning in November 2007. The junior notes mature in November 2032.

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

The results from operations for the years ended December 31, 2006, 2005, 2004 and 2003 include the branch purchase from Equity Bank beginning December 9, 2006, the branch purchase from Washington Mutual beginning December 3, 2005, Elgin beginning July 16, 2005, Athens beginning May 9, 2005, Cedar Creek beginning on December 4, 2004, Lost Pines beginning March 1, 2004, Jacksonville beginning on December 31, 2003, Highland beginning on May 1, 2003 and Franklin Bank beginning on April 10, 2002.

For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net income available to common stockholders was $15.5 million, or $0.65 per diluted share, for the year ended December 31, 2006, compared to $26.3 million, or $1.13 per diluted share, for the year ended December 31, 2005. This decrease was primarily the result of $8.8 million in charges, net of tax, related to the restructuring of our single family loan portfolio in which approximately $580 million of single family loans were transferred to held for sale as well as dividends of $3.9 million paid to preferred stockholders during 2006. Net income for the year ended December 31, 2005 was adversely affected by a $2.8 million, after tax, allowance for credit losses related to a mortgage banker finance line, litigation costs of $449,000, after tax, for the settlement of a claim against Franklin Bank relating to a construction loan to a homebuilder that occurred prior to its acquisition by us and the initial integration costs in our East Texas regions of $177,000, net of tax.

Net interest income.  Net interest income is the amount of interest earned on our assets in excess of interest incurred on our liabilities. The level of interest rates and the mix of interest-earning assets and interest-bearing liabilities impact our net interest income and net yield on interest-earning assets. The net yield on interest-earning assets, or net yield, represents net interest income expressed as a percentage of our average interest-earning assets. The table below sets forth information regarding our average interest-earning assets and average interest-bearing liabilities and the related income and expense and weighted average yields. Average balances for the years ended December 31, 2006 and 2005 are based on daily average balances, except for Athens for the period May 9, 2005 until it was converted to our systems on January 26, 2006, Elgin for the period July 16, 2005 until it was converted to our system on August 5, 2005, and Cedar Creek for the period December 4, 2004 until it was converted to our system on May 20, 2005.

	For the Years Ended December 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Interest-Earning Assets
Short-term interest earning assets	$65,006	$3,146	4.77%	$86,232	$2,446	2.80%
Available for sale securities	63,346	2,803	4.42	66,709	2,202	3.30
Federal Home Loan Bank stock and other investments	88,704	4,261	4.80	83,328	3,049	3.66
Mortgage-backed securities	303,818	15,901	5.23	117,022	4,520	3.86
Loans
Single family	2,796,836	151,043	5.40	2,758,065	125,776	4.56
Builder lines	911,932	75,415	8.27	514,418	34,455	6.70
Commercial real estate	241,556	18,148	7.51	128,568	8,684	6.75
Mortgage banker finance	150,869	10,636	7.05	148,488	8,765	5.90
Commercial business	38,968	2,730	7.01	33,192	2,012	6.06
Consumer	97,075	6,976	7.19	73,875	5,265	7.13

Total loans	4,237,236	264,948	6.25	3,656,606	184,957	5.06

Total interest-earning assets	4,758,110	291,059	6.12	4,009,897	197,174	4.92
Non-interest-earning assets	288,485			183,649

Total assets	$5,046,595			$4,193,546

	For the Years Ended December 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Interest-Bearing Liabilities
Interest-bearing deposits Checking accounts	$174,340	$2,696	1.55%	$126,794	$1,496	1.18%
Money market and savings accounts	247,449	6,836	2.76	190,621	3,106	1.63
Certificates of deposit	778,682	31,258	4.01	457,174	12,770	2.79
Brokered and wholesale	1,117,683	55,797	4.99	1,068,696	34,419	3.22
Non-interest bearing deposits	154,310	—	—	114,592	—	—

Total deposits	2,472,464	96,587	3.91	1,957,877	51,791	2.64
Federal Home Loan Bank advances	2,020,917	94,120	4.59	1,821,530	56,909	3.08
Short term borrowings	2,389	143	5.88	27	2	6.95
Junior subordinated notes	108,022	7,491	6.84	72,525	4,441	6.04

Total interest-bearing liabilities	4,603,792	198,341	4.28	3,851,959	113,143	2.91
Non-interest-bearing liabilities and stockholders’ equity	442,803			341,587

Total liabilities and stockholders’ equity	$5,046,595			$4,193,546

Net interest income/interest rate spread		$92,718	1.84%		$84,031	2.01%

Net yield on interest-earning assets			1.98%			2.12%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.35%			104.10%

Interest income and interest expense are impacted both by changes in the volume of interest-earning assets and interest-bearing liabilities and by changes in yields and rates. The table below analyzes the impact of changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and changes in rate (changes in rate multiplied by the prior period’s average balance) from 2005 to 2006. Changes that are impacted by a combination of rate and volume are allocated proportionately to both changes in volume and changes in rate. For purposes of calculating the changes in our net interest income, non-performing assets are included in the appropriate balance and shown as a rate difference.

	Change	Change
	Due To	Due To	Total
	Rate	Volume	Change
	(In thousands)

Interest income
Short-term interest earning assets	$1,302	$(602)	$700
Available for sale securities	712	(111)	601
Federal Home Loan Bank stock and other investments	1,015	197	1,212
Mortgage backed securities	4,172	7,209	11,381
Loans
Single family	23,500	1,767	25,267
Builder lines	14,320	26,640	40,960
Commercial real estate	1,842	7,622	9,464
Mortgage banker finance	1,731	140	1,871
Commercial business	369	349	718
Consumer	55	1,656	1,711

Total loans	41,817	38,174	79,991

Total interest income	49,018	44,867	93,885
Interest expense
Interest-bearing deposits
Checking accounts	639	561	1,200
Money market and savings accounts	2,803	927	3,730
Certificates of deposit	9,523	8,965	18,488
Brokered and wholesale	19,800	1,578	21,378

Total deposits	32,765	12,031	44,796
Federal Home Loan Bank advances	21,881	15,330	37,211
Short-term borrowings	—	141	141
Junior subordinated notes	877	2,173	3,050

Total interest expense	55,523	29,675	85,198

Net interest income	$(6,505)	$15,192	$8,687

Net interest income increased $8.7 million to $92.7 million for the year ended December 31, 2006, from $84.0 million for the year ended December 31, 2005. The increase was due to a $748 million increase in average interest-earning assets, resulting primarily from increases in mortgage-backed securities, builder lines and commercial real estate loans. Our commercial lending offices funded $3.6 billion in new loans and on existing lines during the year ended December 31, 2006 compared to $3.0 billion in 2005. The net yield decreased 14 basis points, from 2.12% for the year ended December 31, 2005 to 1.98% for the year ended December 31, 2006. During 2006, the Federal Reserve increased short term interest rates 100 basis points, 50 basis points in the first quarter and 50 basis points in the second quarter. This increase in short term rates inverted the yield curve as the spread between short and long term rates changed from approximately 70 basis points to a negative 60 basis points. This inversion of the yield curve reduced our net yield on our single family mortgage loans held for sale as this portfolio is substantially comprised of fixed mortgages funded by short term borrowings. Also, the inversion of the yield curve caused our single family portfolio to experience higher than normal prepayments as customers were able to refinance into fixed rate loans at lower rates than what they would have when their adjustable loan reset. Additionally, because short term rates were higher than longer term rates our deposit customers tended to move their deposits to the higher short term rates.

Provision for credit losses.  The provision for credit losses is the periodic cost of maintaining an adequate allowance to cover probable losses. The table below sets forth the activity in our allowance for credit losses.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Beginning balance	$13,367	$7,358	$4,850	$1,143	$—
Acquisitions
Elgin	—	409	—	—	—
Athens	—	1,155	—	—	—
Cedar Creek	—	—	782	—	—
Lost Pines	—	—	372	—	—
Jacksonville	—	—	—	2,244	—
Highland	—	—	(11)	710	—
Franklin Bank	—	—	—	—	1,189
Provision for credit losses
Single family	975	36	653	1,119	38
Commercial	2,764	5,445	1,417	(109)	91
Consumer	65	(622)	11	(6)	23
Charge-offs
Single family	(236)	(247)	(101)	—	—
Commercial	(5,057)	(84)	(456)	(216)	(199)
Consumer	(285)	(162)	(173)	(40)	(3)
Recoveries
Single family	1	—	—	1	—
Commercial	48	24	6	2	3
Consumer	29	55	8	2	1

Ending balance	$11,671	$13,367	$7,358	$4,850	$1,143

Allowance for credit losses to non-performing loans	88.02%	51.30%	150.04%	87.20%	75.34%
Allowance for credit losses to total loans	0.25	0.35	0.24	0.27	0.37
Allowance for credit losses to average loans	0.28	0.37	0.30	0.51	1.10
Net charge-offs to average loans	0.13	0.01	0.03	0.02	0.19

The provision for credit losses decreased $1.1 million, to $3.8 million for the year ended December 31, 2006, as compared to $4.9 million for the year ended December 31, 2005. The decrease in the provision for credit losses was primarily due to a provision of $4.4 million in 2005 for a mortgage banker finance customer that ceased operations in the fourth quarter of 2005. This loan was charged-off in the fourth quarter of 2006 resulting in the increase in commercial charge-offs. The increase in the single family loan provision is due to the results of our analysis on our single family loans that showed that the loss exposure had increased based on Interagency guidance on non-traditional mortgages issued during the fourth quarter of 2006. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

Net charge-offs for the year ended December 31, 2006 were $5.5 million and primarily relate to the mortgage banker finance customer discussed above.

See Note 1 to the consolidated financial statements for a further discussion of our allowance for credit losses.

Non-interest income.  The following table sets forth the composition of our non-interest income.

	For the Years Ended
	December 31,
	2006	2005
	(In thousands)

Gains (losses) on sales of loans and securities	$(8,473)	$5,188
Loan fee income	6,611	6,920
Deposit fees	6,268	4,874
Other	4,267	1,802

	$8,673	$18,784

Non-interest income decreased $10.1 million, to $8.7 million, for the year ended December 31, 2006, compared to $18.8 million for the year ended December 31, 2005. This decrease was primarily due to a $14.0 million charge recorded in gain (loss) on sale of single family loans related to the transfer of $580 million in single family loans to held for sale as part of the restructuring of our single family loan portfolio during the fourth quarter of 2006.

For the year ended December 31, 2006, we had a loss on the sale of single family loans of $8.5 million compared to a gain of $4.2 million compared to the same period a year ago. The loss in 2006 was the result of charges incurred upon the transfer of $580 million of single family loans to held for sale. We originate loans through our retail and wholesale mortgage offices, as described under “Item 1. Business-Business Activities-Mortgage Banking,” with the intention of selling the majority of loans originated, including the related servicing. During the year ended December 31, 2006, we sold $815.2 million of single family loans, resulting in a gain of $5.5 million. Of the loans sold, $59.9 million were sold from our held for investment portfolio to reduce the re-pricing cost on single family loans. We had losses totaling $156,000 on interest rate lock commitments during the year ended December 31, 2006 related to commitments totaling $31.9 million, excluding loans expected to be transferred to our portfolio and after considering the amount of interest rate lock commitments expected to expire prior to closing the related mortgage loan. See “— Critical Accounting Policies — Rate Lock Commitments”. Additionally, we had a gain of $139,000 on forward delivery contracts, totaling $13.4 million, entered into to hedge the interest rate lock commitments. Sales of single family loans during the year ended December 31, 2005, totaled $737.3 million, resulting in a gain of $4.2 million. The loss on sale of securities for the year ended December 31, 2006 totaled $2,000, which related to the final settlement of $25.3 million of mortgage-backed securities that were sold and recorded on a trade date basis in 2005. The gain on sale of securities for the year ended December 31, 2005 totaled $974,000, including $921,000 related to the sale of $50.5 million of mortgage-backed securities created through the securitization of single family loans and $44,000 related to the sale of $5.8 million of mortgage-backed securities from our portfolio.

Loan fee income decreased $309,000 during the year ended December 31, 2006 to $6.6 million, from $6.9 million during the year ended December 31, 2005. Under certain circumstances we will act as a mortgage broker to originate single family loans for a fee. Mortgage broker fees totaled $5.2 million during the year ended December 31, 2006, as compared to $5.9 million during the year ended December 31, 2005. Loan servicing fees increased during the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to an increase in the size of the portfolio of loans we service for other institutions, from $340.1 million at December 31, 2005 to $503.8 million at December 31, 2006.

Deposit fees, which are primarily comprised of fees and service charges on community banking deposit accounts, increased $1.4 million during the year ended December 31, 2006, to $6.3 million, from $4.9 million during the year ended December 31, 2005. This increase relates to ATM fees, overdraft fees, service charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts on average increased from 33,698 in 2005 to 45,560 in 2006. This growth came from the purchase of two branches on December 8, 2006, the full year effect in 2006 of our acquisitions of Athens on May 9, 2005, Elgin on July 15, 2005 and the purchase of five branches on December 2, 2005 as well as successful marketing efforts. Additionally, we opened one new community banking office in central Texas during the year ended December 31, 2006.

Other non-interest income, which is primarily comprised of investment sale fees, prepayment fees, non-use and special handling fees and other miscellaneous income, increased $2.5 million during the year ended December 31, 2006, to $4.3 million, compared to $1.8 million during the year ended December 31, 2005. This increase resulted from the recovery of credit reserves on loans acquired in acquisitions, unwinding of two interest rate swaps, an increase in fees related to non-use charges on committed lines and an increase in investment sale fees.

Non-interest expense.  The following table details the components of our non-interest expense (in thousands).

	For the Years Ended
	December 31,
	2006	2005

Salaries and benefits	$35,120	$28,452
Data processing	6,863	5,463
Occupancy	7,464	5,379
Professional fees	3,365	5,040
Loan expenses, net	2,317	2,343
Core deposit intangible amortization	1,024	1,304
Real estate owned	1,526	269
Other	9,332	8,421

	$67,011	$56,671

Non-interest expense increased $10.3 million during the year ended December 31, 2006, to $67.0 million, from $56.7 million during the year ended December 31, 2005. This increase is due to the full year effect of Athens and Elgin acquisitions, the full year effect of the five branches purchased in December 2005 and the overall growth of the bank.

Salaries and benefits increased $6.6 million during the year ended December 31, 2006, to $35.1 million, from $28.5 million during the year ended December 31, 2005. The increase was partly related to the full year impact of the acquisition of Athens in May 2005, Elgin in July 2005 and the acquisition of five branches in December 2005, and annual merit increases. Also, effective January 1, 2006, we began recognizing compensation expense related to stock options in connection with the adoption of FAS 123R. Stock-based compensation expense related to stock options and non-vested stock awards totaled $1.8 million during 2006.

Data processing expense increased $1.4 million during the year ended December 31, 2006, to $6.9 million, from $5.5 million during the year ended December 31, 2005. Higher data processing costs represent the increase in data processing services from the growth in our community banking deposit accounts and the number of banking locations. Additionally, depreciation on computer hardware and software increased to support the growth of our community banking and commercial lending business.

Occupancy expense increased $2.1 million during the year ended December 31, 2006, to $7.5 million, from $5.4 million for the year ended December 31, 2005. This increase is due to the full year effect of the acquisitions of Athens and Elgin, which added four and two community banking offices, respectively. Additionally, we had the full year effect of our purchase of five branches in December 2005 and the addition of two regional commercial lending offices and one community banking office in central Texas during 2006.

Professional fees are primarily comprised of legal fees, directors’ fees and expenses, fees incurred for our outside auditors and fees paid for our outsourced mortgage banking activities, including appraisals, underwriting and post-closing services. Professional fees decreased $1.7 million during the year ended December 31, 2006, to $3.3 million, from $5.0 million during the year ended December 31, 2005. This decrease primarily relates to expiration of our consulting agreement with Ranieri & Co., Inc. in October 2005 and lower legal fees in 2006 as a result of the settlement during 2005 of a lawsuit relating to construction lending activities that occurred prior to our acquisition of Franklin Bank.

Loan expense remained constant for the year ended December 31, 2006 compared to 2005 at $2.3 million.

Amortization of intangibles decreased $280,000 during the year ended December 31, 2006, to $1.0 million, compared to $1.3 million during the year ended December 31, 2005. During 2006, we completed the core deposit study on the Athens and the branch acquisition in 2005. The actual analysis on the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million and the related amortization of $500,000. The amortization of the core deposit intangible for these two acquisitions is being amortized on a straight-line basis over eight years.

Real estate owned expense increased $1.2 million during the year ended December 31, 2006, to $1.5 million, from $269,000 for the year ended December 31, 2005. This increase is primarily due to the settlement of a lawsuit related to the Taylor-Brown property in 2006 of $950,000 as well as related legal and property operating costs.

Other non-interest expense increased $911,000 during the year ended December 31, 2006, to $9.3 million, compared to $8.4 million during the year ended December 31, 2005. This increase includes higher marketing, insurance, ATM interchange fees and courier expenses incurred to support our growth and expansion.

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

Net interest income.  Net interest income is the amount of interest earned on our assets in excess of interest incurred on our liabilities. The net yield on interest-earning assets, or net yield, represents net interest income expressed as a percentage of our average interest-earning assets. The table below sets forth information regarding our average interest-earning assets and average interest-bearing liabilities and the related income and expense and weighted average yields. Average balances for the years ended December 31, 2005 and 2004 are based on daily average balances, except for Athens for the period May 9, 2005 through December 31, 2005, Elgin for the period July 16, 2005 until it was converted to our system on August 5, 2005, Cedar Creek for the period December 4, 2004 until it was converted to our system on May 20, 2005, Lost Pines for the period March 1, 2004 until it was converted to our system on July 23, 2004 and Jacksonville for the period January 1, 2004 until it was converted to our system on March 12, 2004.

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

Net interest income increased $18.3 million to $84.0 million for the year ended December 31, 2005, from $65.7 million for the year ended December 31, 2004. The increase was due to a $1.2 billion increase in average interest-earning assets, resulting primarily from purchases and originations of single family loans, an increase in builder lines and the acquisition of Athens and Elgin. Purchases of single family loans totaled $1.2 billion during 2005 and are primarily made up of adjustable rate mortgages with an initial interest rate reset of one to three years and annual resets thereafter. Additionally, our commercial lending offices funded $3.0 billion in new loans and on existing lines during the year ended December 31, 2005 compared to $1.2 billion in 2004. The net yield decreased 23 basis points, from 2.35% for the year ended December 31, 2004 to 2.12% for the year ended December 31, 2005. This decrease was caused by the flattening of the yield curve during 2005 that reduced the net spread on our single family mortgage loans held for sale portfolio.

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

Loan fee income increased $1.9 million during the year ended December 31, 2005 to $6.9 million, from $5.0 million during the year ended December 31, 2004. Under certain circumstances we will act as a mortgage broker to originate single family loans for a fee. Mortgage broker fees totaled $5.9 million during the year ended December 31, 2005, as compared to $4.4 million during the year ended December 31, 2004. Loan servicing fees increased during the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to an increase in the size of the portfolio of loans we service for other institutions, from $168.3 million at December 31, 2004 to $340.1 million at December 31, 2005.

Deposit fees, which are primarily comprised of fees and service charges on community banking deposit accounts, increased $2.4 million during the year ended December 31, 2005, to $4.9 million, from $2.5 million during the year ended December 31, 2004. This increase relates to overdraft fees, services charges on checking accounts and fees charged for other banking related services and is directly related to an increase in our customer base. The number of transaction accounts rose from 25,407 at December 31, 2004 to 46,920 at December 31, 2005. This growth came from our acquisitions of Athens on May 9, 2005, Elgin on July 15, 2005, the purchase of five branches on December 2, 2005 and successful marketing efforts, including competitive pricing, newspaper advertising and direct mail. Additionally, we opened two new community banking offices in central Texas during the year ended December 31, 2005. Transaction accounts for the year ended December 31, 2005 include those acquired in the branch purchase on December 2, 2005.

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

Non-interest expense.  The following table details the components of our non-interest expense (in thousands).

	For the Years Ended
	December 31,
	2005	2004

Salaries and benefits	$28,452	$20,081
Data processing	5,463	3,613
Occupancy	5,379	3,548
Professional fees	5,040	3,795
Loan expenses, net	2,343	2,387
Core deposit intangible amortization	1,304	588
Real estate owned	269	142
Other	8,421	6,501

	$56,671	$40,655

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

Results of Segment Operations

The company’s operations are managed along two operating segments: Banking and Mortgage Banking. A description of each business and the methodologies used to measure financial performance is described in Note 19, Operating Segments, in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2006	2005	2004
	(in thousands)

Banking	$19,820	$12,708	$8,042
Mortgage Banking	4,372	17,269	16,571
Other	(4,812)	(3,681)	(1,464)

Consolidated net income	$19,380	$26,296	$23,149

Banking

Net income for 2006 increased $7.1 million, or 56%, compared to 2005. The increase was primarily the result of a $17.4 million increase in net interest income and a $2.4 million increase in non-interest income partly offset by a $10.3 million increase in non-interest expense, a $4.1 million increase in income tax expenses and a $1.7 million decrease in the provision for possible loan losses. Net income for 2005 increased $4.7 million, or 58%, compared to 2004. The increase was primarily the result of a $20.0 million increase in net interest income and a $3.4 million increase in non-interest income partly offset by a $13.0 million increase in non-interest expense, a $2.7 million increase in income taxes and a $3.0 million increase in the provision for possible loan losses. These increases are primarily the result of acquisitions made in 2005 and 2004 as discussed in Note 2, Acquisitions, in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net interest income for 2006 increased $17.4 million, or 36%, compared to 2005 while net interest income for 2005 increased $20.0 million, or 69% compared to 2004. The increases primarily resulted from growth in the average volume of earning assets primarily due to our acquisitions in 2005 and 2004 and an increase in the relative proportion of higher-yielding commercial loans and mortgage-backed securities as a percentage of total average earning assets. See the analysis of net interest income included in the sections captioned “ — Results of Operations — For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 — Net Interest Income” and “ — Results of Operations — For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 — Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for 2006 totaled $2.8 million compared to $4.5 million in 2005 and $1.5 million in 2004. See the analysis of the provision for possible loan losses included in the section captioned “ — Results of Operations — For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 — Net Interest Income” and “— Results of Operations — For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 — Net Interest Income” included elsewhere in this discussion.

Non-interest income for 2006 increased $2.4 million, or 30%, compared to 2005. The increase during 2006 was primarily due to an increase in deposit fees of $1.4 million directly related to an increase in our customer base resulting from the full year effect of our acquisitions of Athens and Elgin in May and July 2005, respectively, as well as the branch purchase in December 2005. The remaining increase primarily consists of the recovery of credit reserves on loans acquired in acquisitions. Non-interest income for 2005 increased $3.4 million, or 71%, compared to 2004. The increase during 2005 was primarily due to an increase in deposit fees of $2.4 million directly related to an increase in our customer base resulting from the acquisitions of Athens and Elgin during 2005 as well as the full year effect of our acquisitions of Lost Pines and Cedar Creek in February and December 2004, respectively. See the analysis of service charges on deposit accounts and other non-interest income included in the sections captioned “ — Results of Operations — For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 — Net Interest Income” and “ — Results of Operations — For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 — Net Interest Income” included elsewhere in this discussion.

Non-interest expense for 2006 increased $10.3 million, or 32%, compared to 2005. The increase was primarily related to increases in salaries and benefits, data processing, occupancy, and real estate owned expenses. Salaries and benefits increased $5.2 million, or 31%, during 2006 compared to 2005. This increase was primarily the result of annual merit increases, increases in headcount resulting from the full year effect of our 2005 acquisitions of Elgin and Athens as well as increases in employee benefit plans and stock-based compensation expense. Other non-interest expense increased $5.1 million, or 32%, primarily due to increases in occupancy, data processing, and real estate owned expenses, among other things. These increases were partly offset by a decrease in core deposit amortization. The increase in occupancy expense of $2.1 million, or 54%, was primarily due to an increase in utilities, property taxes, depreciation and lease expense primarily related to the additional facilities added in connection with the Athens and Elgin acquisitions in May and July of 2005, respectively, as well as the purchase of five branches in December 2005. See Note 2, Acquisitions, in the accompanying notes to consolidated financial statements included elsewhere in this report. See the analysis of these items included in the section captioned “ — Results of Operations — For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 — Net Interest Income” included elsewhere in this discussion. Data processing expense increased $1.5 million or 39% compared to 2005. This increase is a direct result of the increase in our customer base resulting from our acquisitions. Real estate owned expense increased $834,000 compared to 2005 primarily due to the settlement of a lawsuit related to a disputed tract of land foreclosed by us during 2005.

Non-interest expense for 2005 increased $13.0 million, or 66%, compared to 2004. The increase was primarily related to increases in salaries and wages, employee benefits expense and other non-interest expense. Combined, salaries and wages and employee benefits during 2005 increased $6.2 million, or 60%, compared to 2004. This increase was primarily the result of normal, annual merit increases, as well as increases in headcount resulting from acquisitions, expenses related to the company’s employee benefit plans and payroll taxes. Other non-interest expense increased $6.8 million, or 74%, primarily due to increases in occupancy, professional fees, data processing and office supplies expenses. The increase in occupancy expense of $1.8 million, or 93%, was primarily due to an increase in utilities, property taxes, depreciation and lease expense primarily related to the additional facilities added in connection with the Athens and Elgin acquisitions during 2005 as well as the full year effect of the Cedar Creek acquisition. See Note 2, Acquisitions, in the accompanying notes to the consolidated financial statements included elsewhere in this report. See the analysis of these items included in the section captioned “ — Results of Operations — For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 — Net Interest Income” included elsewhere in this discussion. Data processing expense increased $1.4 million, or 59%, compared to 2004. This increase is a direct result of the increase in our customer base resulting from our acquisitions. Professional fee expense increased $696,000, or 81%, primarily due to legal costs incurred related to a lawsuit that was settled during 2005. See the analysis of these items included in the section captioned “ — Results of Operations — For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 — Net Interest Income” included elsewhere in this discussion.

Mortgage Banking

Net income for 2006 decreased $12.9 million, or 75%, compared to 2005. The decrease was primarily due to a $5.5 million decrease in net interest income and $8.8 million in restructuring charges, net of tax. Net income for 2005 increased $698,000, or 4%, compared to 2004. The increase was primarily due to a $1.3 million increase in net interest income and a $2.8 million increase in non-interest income partly offset by a $3.2 million increase in non-interest expense.

Net interest income for 2006 decreased $5.5 million, or 14%, compared to 2005. The decrease was primarily the result of an inversion of the yield curve in 2006 that reduced the net yield on the single family mortgage loans held for sale. Net interest income for 2005 increased $1.3 million, or 3%, compared to 2004. The increase during 2005 resulted from higher average balances in single family mortgage loans in the held for sale and held for investment portfolios.

Non-interest income for 2006 decreased $13.3 million, or 126%, compared to 2005. This decrease was due to $14.0 million in restructuring charges related to the transfer of approximately $580 million of single family loans from held for investment to held for sale. Non-interest income for 2005 increased $2.8 million, or 35%, compared to 2004. The increase was primarily due to increases in mortgage broker fees.

Non-interest expense for 2006 increased $901,000, or 4%, compared to 2005. The increase was primarily due to a $1.5 million increase in salaries and benefits and a $422,000 increase in real estate owned expenses partly offset by an $816,000 decrease in professional fee expense. Non-interest expense for 2005 increased $3.2 million, or 16%, compared to 2004. The increase was primarily due to increases in salaries and benefits of $2.1 million, professional fees of $713,000 and data processing expense of $421,000. The increase in salaries and benefits was primarily the result of increases in commissions due to increased volume.

Other

The net loss for other increased $1.1 million during 2006 compared to 2005. The increase was primarily due to a decrease in net interest income due in part to the full year effect of variable-rate junior subordinated notes issued in February, May and August 2005. As market interest rates have increased, the other segment has experienced a corresponding increase in interest cost related to this debt.

The net loss for other segment increased $2.2 million during 2005 compared to 2004. The increase was primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated notes issued during 2005 and 2002. As market interest rates have increased, the other segment has experienced a corresponding increase in interest cost related to this debt.

Financial Condition

General

Total assets increased $1.0 billion to $5.5 billion at December 31, 2006, from $4.5 billion at December 31, 2005. The increase in assets was primarily attributable to an increase in our mortgage-backed securities, new builder lines and commercial real estate.

Total assets were $4.5 billion at December 31, 2005, compared to $3.5 billion at December 31, 2004. The increase in assets was primarily attributable to new builder lines, purchases and originations of single family loans and the acquisitions of Athens and Elgin, which added approximately $208.8 million and $83.7 million in assets, respectively.

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

	December 31, 2006
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Investment portfolio
Mortgage-backed securities:
Private fixed rate	$155,662	$—	$(1,050)	$154,612
Private adjustable rate	1,238	—	(15)	1,223
Agency fixed rate	84,702	54	(1,097)	83,659
Agency adjustable rate	51,271	294	(339)	51,226

Total mortgage-backed securities	292,873	348	(2,501)	290,720

Securities available for sale:
Mutual fund investment	52,299	—	(1,467)	50,832
Agency securities	3,480	—	(78)	3,402
Municipal bonds	5,025	2	(29)	4,998
Corporate securities	—	—	—	—

Total securities available for sale	60,804	2	(1,574)	59,232

Federal Home Loan Bank stock and other investments	99,937	—	—	99,937

Total investment portfolio	$453,614	$350	$(4,075)	$449,889

	December 31, 2005
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$61,373	$252	$(923)	$60,702
Agency adjustable rate	77,216	310	(689)	76,837

Total mortgage-backed securities	138,589	562	(1,612)	137,539

Securities available for sale:
Mutual fund investment	52,299	—	(1,355)	50,944
Agency securities	6,879	—	(117)	6,762
Municipal bonds	5,731	10	(24)	5,717
Corporate securities	359	—	(3)	356

Total securities available for sale	65,268	10	(1,499)	63,779

Federal Home Loan Bank stock and other investments	80,802	—	—	80,802

Total investment portfolio	$284,659	$572	$(3,111)	$282,120

	December 31, 2004
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$21,282	$67	$(152)	$21,197
Agency adjustable rate	88,475	434	(403)	88,506

Total mortgage-backed securities	109,757	501	(555)	109,703

Securities available for sale:
Mutual fund investment	51,797	—	(670)	51,127
Agency securities	18,682	26	(38)	18,670
Municipal bonds	1,845	26	—	1,871
Corporate securities	1,336	—	(6)	1,330

Total securities available for sale	73,660	52	(714)	72,998

Federal Home Loan Bank stock and other investments	74,673	—	—	74,673

Total investment portfolio	$258,090	$553	$(1,269)	$257,374

At December 31, 2006, our investment portfolio totaled $449.9 million, compared to $282.1 million at December 31, 2005. The increase in the investment portfolio was to enhance the liquidity position of the company. During 2006, we purchased $216.0 million that was offset by principal repayments. During 2005, $53.8 million of single family loans were securitized into FNMA securities.

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

The following table presents a summary of yields and maturities or repricing for our available for sale investment portfolio at December 31, 2006:

			Due		After One		After Five
			Within		But Within		But Within		After Ten
	Total	Yield	One Year	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield
	(Dollars in thousands)

Available for sale investment portfolio:
Mortgage-backed securities:
Agency	$134,885	5.15%	$34,597	4.99%	$20,861	3.97%	$1,434	4.37%	$77,993	5.55%
Private	155,835	5.74	1,223	5.70	—	—	—	—	154,612	5.74

Total mortgage-backed securities	290,720	5.47	35,820	5.01	20,861	3.97	1,434	4.37	232,605	5.68

Other securities-agency and municipals(1)	8,400	3.69	555	3.10	5,546	3.82	1,538	3.50	761	3.58

Total available for sale securities	299,120	5.42%	$36,375	4.98%	$26,407	3.94%	$2,972	3.92%	$233,366	5.67%

Mutual fund investment	50,832
Federal Home Loan Bank stock and other equity securities	99,937

	$449,889

(1)	Yields on municipal securities are included on the actual book basis.

  Loan Portfolio

Our loan portfolio, excluding allowance for credit losses, premiums and deferred fees and costs, totaled $4.7 billion at December 31, 2006, and was comprised of $2.8 billion of single family mortgage loans, of which $678.5 million was held for sale, $1.2 billion of builder lines, $150.7 million of mortgage banker finance lines, $402.3 million of commercial real estate, commercial business and multi-family loans and $110.6 million of consumer loans. This compares to a total loan portfolio of $3.8 billion at December 31, 2005, that was comprised of $2.6 billion of single family mortgage loans, of which $264.6 million was held for sale, $671.1 million of builder lines, $173.8 million of mortgage banker finance lines, $220.7 million of commercial real estate, commercial business and multi-family loans, and $92.7 million of consumer loans.

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Held for investment:
Single family mortgages	$2,112,055	53.11%	$2,367,658	67.15%	$2,150,287	76.83%	$1,404,730	83.19%	$276,170	90.47%
Builder lines	1,200,798	30.20	671,069	19.03	336,267	12.02	161,759	9.58	5,789	1.90
Mortgage banker finance	150,731	3.79	173,803	4.93	138,080	4.93	3,715	0.22	—	—
Commercial real estate	321,138	8.08	168,830	4.79	82,800	2.96	37,115	2.20	7,935	2.60
Commercial business	39,543	0.99	41,172	1.17	19,222	0.69	8,556	0.50	7,985	2.62
Multi-family	41,665	1.05	10,662	0.30	16,740	0.60	5,948	0.35	3,179	1.04
Consumer	110,463	2.78	92,672	2.63	55,240	1.97	66,821	3.96	4,193	1.37

Sub-total	3,976,393	100.00%	3,525,866	100.00%	2,798,636	100.00%	1,688,644	100.00%	305,251	100.00%

Allowance for credit losses	(11,671)		(13,367)		(7,358)		(4,850)		(1,143)
Deferred loan costs, net	29,135		33,873		23,961		14,850		2,296

Total loans held for investment	3,993,857		3,546,372		2,815,239		1,698,644		306,404

Held for sale:
Single family mortgages	677,837		264,560		198,718		112,706		757
Deferred loan costs, net	4,368		2,463		3,545		1,766		(1)

Total loans held for sale	682,205		267,023		202,263		114,472		756

Total loans	$4,676,062		$3,813,395		$3,017,502		$1,813,116		$307,160

Single family mortgages grew by $157.7 million to $2.8 billion at December 31, 2006, from $2.6 billion at December 31, 2005. This growth is attributable to the purchase of $1.2 billion, and the origination of $744.5 million, of single family mortgage loans. The single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for 47% of total purchases, Residential Funding Corp., which accounted for 22% of total purchases and Morgan Stanley, which accounted for 21% of total purchases during the year ended December 31, 2006. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. The loan packages we purchase are underwritten in accordance with the bank’s underwriting criteria outlined in “Item 1. Business — Underwriting and Risk Management.” Single family mortgage loan originations for the year ended December 31, 2006 came from our community banking offices, our wholesale origination office and our retail mortgage offices. See “Item 1. Business — Business Activities — Mortgage Banking.” During the year ended December 31, 2006, we also sold into the secondary market $815.2 million of single family loans, of which $59.9 million were from our held for investment portfolio. Principal repayments were $972.6 million for the year ended December 31, 2006. Additionally, $837,000 of single family loans were acquired in the branch purchase from Equity Bank.

Builder lines increased $529.7 million, to $1.2 billion at December 31, 2006, from $671.1 million at December 31, 2005. This increase is due to the growth from our offices in Arizona, Florida, Michigan, Pennsylvania, Colorado, California, Washington D.C. and Texas. Builder line fundings totaled $1.8 billion and principal repayments were $1.2 billion during the year ended December 31, 2006.

Mortgage banker finance lines decreased $23.1 million, to $150.7 million at December 31, 2006, from $173.8 million at December 31, 2005. Fundings were $1.8 billion and repayments were $1.9 billion during the year ended December 31, 2006.

Commercial real estate, commercial business and multi-family loans increased $181.7 million, to $402.3 million at December 31, 2006, from $220.7 million at December 31, 2005. This increase was due to originations totaling $333.8 million and $1.0 million of such loans acquired from the Equity Bank branch purchase during the year ended December 31, 2006. Principal repayments totaled $169.3 million during the year ended December 31, 2006.

Consumer loans increased $17.8 million, to $110.5 million at December 31, 2006, from $92.7 million at December 31, 2005. This increase was from originations of consumer loans totaling $44.3 million and $936,000 acquired from the Equity Bank branch purchase during the year ended December 31, 2006. Principal repayments totaled $31.5 million during the year ended December 31, 2006.

The following tables show the geographic distribution of our loan portfolio at December 31, 2006 and 2005:

	December 31, 2006
	Principal	% of
State	Amount	Total
	(Dollars in thousands)

California	$1,113,546	23.93%
Texas	946,290	20.33
Florida	463,701	9.96
Arizona	187,128	4.02
New York	159,829	3.43
Michigan	159,218	3.42
Nevada	147,938	3.18
Illinois	146,245	3.14
Washington	126,761	2.72
Virginia	122,391	2.63
Georgia	116,485	2.50
New Jersey	106,513	2.29
Massachusetts	97,012	2.09
Colorado	83,811	1.80
Pennsylvania	81,204	1.75
Maryland	77,814	1.67
Ohio	76,602	1.65
North Carolina	68,063	1.46
Other(1)	373,679	8.03

	$4,654,230	100.00%

	December 31, 2005
	Principal	% of
State	Amount	Total
	(Dollars in thousands)

California	$1,007,700	26.59%
Texas	774,210	20.43
Florida	321,995	8.49
Michigan	154,753	4.08
Illinois	124,758	3.29
Georgia	122,739	3.24
Arizona	113,127	2.98
Massachusetts	104,314	2.75
Virginia	102,755	2.71
New York	102,554	2.71
New Jersey	93,418	2.46
Nevada	81,322	2.15
Colorado	79,397	2.09
Washington	70,651	1.86
Maryland	69,188	1.83
North Carolina	57,647	1.52
Pennsylvania	52,942	1.40
Connecticut	40,069	1.06
Ohio	39,674	1.05
Other(1)	277,213	7.31

	$3,790,426	100.00%

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2006 and 2005.

     We maintain a geographic limitation policy that limits the amount of assets that can be in any one state to 25% of total assets, except for California, which is limited to 35% of total assets, and Texas, which is unlimited. This policy is designed to limit the exposure that we have to any one region other than Texas. Approximately 35% of the total of all single family mortgages purchased by us during 2006 were from California. We expect that single family loans from California will continue to be a significant percentage of our single family mortgage loan portfolio.

At December 31, 2005, our loan portfolio, excluding allowance for credit losses, premiums and deferred fees and costs, totaled $3.8 billion, and was comprised of $2.6 billion of single family mortgage loans, of which $264.6 million was held for sale, $671.1 million of builder lines, $173.8 million of mortgage banker finance lines, $220.7 million of commercial real estate, commercial business and multi-family loans and $92.7 million of consumer loans. This compares to a total loan portfolio of $3.0 billion at December 31, 2004, that was comprised of $2.3 billion of single family mortgage loans, of which $198.7 million was held for sale, $336.3 million of builder lines, $138.1 million of mortgage banker finance lines, $118.8 million of commercial real estate, commercial business and multi-family loans, and $55.2 million of consumer loans.

Single family mortgages grew by $283.2 million to $2.6 billion at December 31, 2005, from $2.3 billion at December 31, 2004. This growth is attributable to the purchase of $1.2 billion, and the origination of $865.6 million, of single family mortgage loans. The single family loan purchases were primarily through correspondent relationships with Countrywide Home Loans Inc., which accounted for 67% of total purchases, Residential Funding Corp., which accounted for 15% of total purchases and Morgan Stanley, which accounted for 12% of total purchases during the year ended December 31, 2005. We are not contractually obligated to purchase loans from any of these entities on an ongoing basis. The loan packages we purchase are underwritten in accordance with the bank’s underwriting criteria outlined in “Item 1. Business — Underwriting and Risk Management.” Single family mortgage loan originations for the year ended December 31, 2005 came from our community banking offices, our wholesale origination offices and our retail mortgage offices. See “Item 1. Business — Business Activities — Mortgage Banking.” During the year ended December 31, 2005, we also sold into the secondary market $737.3 million of single family loans, of which $27.7 million were from our held for investment portfolio. Principal repayments were $1.1 billion for the year ended December 31, 2005. Additionally, $27.5 million of single family loans were acquired in the Athens and Elgin acquisitions.

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

The following table presents the maturity or repricing characteristics of our loan portfolio at December 31, 2006.

	December 31, 2006
	Within One	One to Five	After Five
	Year(1)	Years	Years	Total
	(In thousands)

Loans at fixed rates	$487,823	$103,259	$852,229	$1,443,311
Loans at variable rates	2,122,819	879,495	208,605	3,210,919

	$2,610,642	$982,754	$1,060,834	$4,654,230

(1)	Includes single family loans held for sale.

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

We also utilize wholesale and brokered deposits and will continue to utilize these sources for deposits when they can be cost-effective. See “Item 1A. Risk Factors — Risks Associated with Franklin” — Our reliance on brokered deposits to fund our growth may substantially increase our funding costs. In addition, regulatory constraints may limit our ability to acquire these deposits. At December 31, 2006, wholesale and brokered deposits constituted approximately 45.3% of our total deposits.

The following table shows the distribution of and certain other information relating to our deposits at the end of each period indicated.

	December 31,	Period	December 31,	Period	December 31,	Period
	2006	End Rate	2005	End Rate	2004	End Rate
	(Dollars in thousands)

Non-interest bearing	$158,522	—%	$140,571	—%	$68,903	—%
Custodial accounts	6,917	—	6,737	—	6,580	—
Interest bearing deposits Checking accounts	147,570	1.71	207,404	1.58	74,221	0.96
Money market accounts	213,255	3.72	165,300	2.36	165,302	1.75

Sub-total	360,825	2.90	372,704	1.93	239,523	1.51
Savings accounts	48,956	0.79	68,034	0.70	35,945	0.83
Certificates of deposit Consumer and commercial	865,494	4.66	664,869	3.52	369,753	2.65
Brokered and wholesale	1,191,250	5.15	868,593	3.58	781,694	1.91

Sub-total	2,056,744	4.94	1,533,462	3.55	1,151,447	2.15
Total interest bearing deposits	2,466,525	4.56	1,974,200	3.15	1,426,915	1.99

Total deposits	$2,631,964	4.27%	$2,121,508	2.93%	$1,502,398	1.90%

The following table presents a summary of our average deposits and average rates paid as of the dates indicated:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest bearing deposits Checking accounts	$174,340	1.55%	$126,794	1.18%	$68,182	0.97%
Money market and savings	247,449	2.76	190,621	1.63	178,709	1.63
Certificates of deposit	778,682	4.01	457,174	2.79	341,900	2.03
Brokered and wholesale	1,117,683	4.99	1,068,696	3.22	810,501	1.94
Non-interest bearing deposits	154,310	—	114,592	—	42,604	—

Total deposits	$2,472,464	3.91%	$1,957,877	2.64%	$1,441,896	1.82%

The following table presents as of December 31, 2006, certificates of deposit in amounts of $100,000 or more by their maturity (in thousands):

	4 Months	7 Months
3 Months	Through	Through	Over 12
or Less	6 Months	12 Months	Months	Total

$131,324	$59,876	$89,500	$30,502	$311,202

Deposits increased $510.5 million during the year ended December 31, 2006, to $2.6 billion, compared to $2.1 billion at December 31, 2005. This increase was due to a $187.8 million increase in community banking deposits and a $322.7 million increase in wholesale and brokered deposits. The increase in community banking deposits includes $43.0 million acquired in the Equity Bank branch purchase. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Deposits increased $619.1 million during the year ended December 31, 2005, to $2.1 billion, compared to $1.5 billion at December 31, 2004. This increase was due to a $532.2 million increase in community banking deposits and an $86.9 million increase in wholesale and brokered deposits. The increase in community banking deposits includes $184.9 million acquired from Athens, $73.7 million acquired from Elgin and $274.7 million acquired in the branch purchase.

Borrowings.  The following table shows certain information regarding our borrowings:

	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Unsecured borrowings	$—	—%	$5,000	5.77%	$—	—%
FHLB
Advances Variable rate	$710,000	5.33%	$478,000	4.32%	$320,000	2.33%
Fixed rate	1,599,745	5.24	1,364,394	3.65	1,333,942	2.57

Total FHLB advances	$2,309,745	5.27%	$1,842,394	3.82%	$1,653,942	2.53%

Maximum outstanding at any month-end	$2,309,745		$2,038,568		$1,653,942
Average daily balance	$2,020,917		$1,821,530		$1,157,086
Average interest rate	4.59%		3.08%		2.16%

At December 31, 2006, our borrowings were $2.3 billion, compared to $1.8 billion at December 31, 2005 and $1.7 billion at December 31, 2004. The increase in borrowings were utilized to fund part of our asset growth. At December 31, 2006, borrowings were 45.7% of our funding liabilities. The FHLB advances are collateralized by our single family mortgage portfolio and are expected to continue to be a significant part of our funding in the future. During 2005, we established an unsecured line of credit in the amount of $15 million for liquidity purposes that matured in October 2006.

The following table shows the maturity or repricing of our borrowings at December 31, 2006:

		4 Months	7 Months	1 Year	Greater
	3 Months	Through	Through	Through	Than
	or Less	6 Months	12 Months	3 Years	3 Years	Total
	(In thousands)

Variable rate	$710,000	$—	$—	$—	$—	$710,000
Fixed rate	491,910	116,579	344,500	594,256	52,500	1,599,745

Total	$1,201,910	$116,579	$344,500	$594,256	$52,500	$2,309,745

Junior Subordinated Notes

At December 31, 2006, the company had four issues of junior subordinated notes outstanding as follows (in thousands):

	Trust		Junior	Company’s
	Preferred		Subordinated	Investment
	Securities		Notes	In the
	Outstanding	Interest Rate	Outstanding	Trust	First Call Date

Franklin Bank Capital Trust I	$20,000	3-month LIBOR plus 3.35%	$20,000	$619	November 2007
Franklin Capital Trust II	20,000	3-month LIBOR plus 1.90%	20,000	619	March 2010
Franklin Capital Trust III	40,000	3-month LIBOR plus 1.90%	40,000	1,238	June 2010
Franklin Capital Trust IV	25,000	3-month LIBOR plus 1.60%	25,000	774	November 2010

In November 2002, the company formed Franklin Bank Capital Trust I (the “Trust”), a wholly owned subsidiary. The Trust issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes (the “junior notes”) issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust has the funds available for payment. The rate on the junior notes resets quarterly at a base rate of 3-month LIBOR plus 3.35%. The junior notes first call date is in November 2007 and the notes mature in November 2032. The interest rate was 8.72% and 7.69% at December 31, 2006 and 2005, respectively. The company’s investment in the Trust was $619,000 at December 31,

2006 and 2005. In 2002, the company entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap was $20 million. During 2006, the company unwound the interest rate swap.

In February 2005, the company formed Franklin Capital Trust II (“Trust II”), a wholly owned subsidiary. Trust II issued $20 million of variable rate trust preferred securities and invested the proceeds in junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust II has the funds available for payment. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is March 15, 2010 and they mature in March 2035. The interest rate was 7.26% and 6.39% at December 31, 2006 and 2005, respectively. The company’s investment in Trust II was $619,000 at December 31, 2006 and 2005. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap was $20 million. During 2006, the company unwound the interest rate swap.

In May 2005, the company formed Franklin Capital Trust III (“Trust III”), a wholly owned subsidiary. Trust III issued $40 million of variable rate trust preferred securities and invested the proceeds in junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust III has the funds available for payment. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is June 15, 2010 and they mature in June 2035. The interest rate was 7.26% and 6.39% at December 31, 2006 and 2005, respectively. The company’s investment in Trust III was $1.2 million at December 31, 2006 and 2005.

In August 2005, the company formed Franklin Capital Trust IV (“Trust IV”) a wholly owned subsidiary. Trust IV issued $25 million of variable rate trust preferred securities and invested the proceeds in junior subordinated notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust IV has the funds available for payment. The rate on these junior notes resets quarterly at a base rate of 3-month LIBOR plus 1.60%. The first call date for these junior notes is November 2010 and they mature in November 2035. The interest rate was 6.97% and 5.98% at December 31, 2006 and 2005, respectively. The company’s investment in Trust IV was $774,000 at December 31, 2006 and 2005.

If we were to default in payment of these securities, we would be unable to make any cash dividends on our common or preferred stock until such default was cured.

Credit Quality

Non-Performing Assets and Impaired Loans

Non-performing assets are comprised of non-performing loans and real estate owned. At December 31, 2006, we had $34.5 million in non-performing assets. This is comprised of $13.2 million in loans that were four payments or more delinquent in nonaccrual status and $21.3 million of real estate owned. This compares to $31.0 million in non-performing assets at December 31, 2005, comprised of $20.3 million in loans that were four payments or more delinquent in nonaccrual status, a $5.8 million mortgage banker finance loan where the customer ceased operations in the fourth quarter of 2005 and $4.9 million of real estate owned.

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

Additional interest income of $616,000, $1.3 million and $180,000 would have been recorded for the years ended December 31, 2006, 2005 and 2004, respectively, had the loans been accruing according to their original terms. Interest income of $339,000, $884,000 and $115,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 2006, 2005 and 2004, respectively. On December 31, 2006, we had $13.3 million of loans in nonaccrual status, compared to $26.1 million on December 31, 2005 and $4.9 million on December 31, 2004. At December 31, 2006 and 2005, we had $2,000 and $1.8 million of restructured loans. At December 31, 2006 and 2005 we had $6.7 million and $21.4 million of impaired loans, respectively. There were no restructured or impaired loans at December 31, 2004.

The recorded investments in impaired loans were as follows (in thousands):

	December 31,
	2006	2005

With allowances	$6,711	$21,343
Without allowances	—	98

	$6,711	$21,441

Allowance for impaired loans	$400	$4,763

The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Average balance of impaired loans	$6,386	$21,441	$—
Interest income recognized	484	767	—

Non-performing loans and real estate owned consisted of the following:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Non-performing loans
Single family mortgages	$12,383	$3,325	$2,675	$4,018	$—
Commercial	494	22,427	1,944	1,246	1,518
Consumer	383	305	285	298	—

Total nonperforming loans	13,260	26,057	4,904	5,562	1,518

Real estate owned Single family mortgages	3,803	1,450	961	439	—
Commercial	17,460	3,482	2,424	434	958

Total real estate owned	21,263	4,932	3,385	873	958

Total nonperforming assets	$34,523	$30,989	$8,289	$6,435	$2,476

Additionally, we have an investment in a real estate development of single family lots. This investment totaled $768,000, $924,000, $1.0 million, $1.1 million at December 31, 2006, 2005, 2004 and 2003, respectively. We did not have any investments in real estate in 2002.

Beginning in 2004, we changed our methodology for determining non-accrual loans from those 90 days or more delinquent to four payments or more delinquent. Non-performing loans at December 31, 2003 and 2002 are based on those 90 days or more delinquent.

At December 31, 2006 and 2005, we had $14.4 million and $12.3 million in loans that were classified as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

In order to facilitate the establishment of our general allowance for credit losses, we have established a risk grade classification system for components of our loan portfolio that does not have homogeneous terms, such as commercial loans. This system grades loans based on credit and collateral support for each loan. The grades range from one, which represents the least possible risk to us, to eight, for doubtful loans. Each credit grade has a general minimum credit allowance factor established for each type of loan. In determining our credit allowance factors we utilized various studies, including the OTS historical charge-off percentages and the National Association of Home Builders study of construction lending charge-offs from 1990 to 2002. We use this general credit allowance factor in establishing our allowance for credit losses. We establish the credit loss allowance through a systematic methodology whereby each loan is assigned a credit grade at origination. We establish the allowance for credit losses by using the credit allowance factor for the individual loan, based on the risk classification, and providing as the allowance for credit loss the product of the loan balance times the credit allowance factor over the initial twelve months of the loan’s term.

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

The bank’s risk management committee reviews on a monthly basis the adequacy of the allowance for credit losses and reports its findings to the board of directors at their next scheduled meeting. The risk management committee is also responsible for approving upgrades to a loan’s grade.

The allowance for credit losses at December 31, 2006 was $11.7 million, or 0.25% of total loans outstanding, an decrease of $1.7 million from December 31, 2005. The decrease in the allowance for credit losses is primarily due to a $4.5 million charge-off during 2006 on a mortgage banker finance loan where the customer had ceased operations in the fourth quarter of 2005. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio.

The following table allocates the allowance for credit losses based on management’s judgment of potential losses in the respective areas based on our systematic method. While management has allocated the allowance to various portfolios, the allowance for credit losses is general and is available for the portfolio in its entirety.

	December 31, 2006
		% of Total
		Allowance
	Amount	by Category
	(In thousands)

Single family mortgages	$3,426	29.35%
Builder lines	4,207	36.05
Mortgage banker finance	623	5.34
Commercial real estate	2,328	19.95
Commercial business	353	3.02
Multi-family	216	1.85
Consumer	518	4.44

Total	$11,671	100.00%

Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations

The following table sets forth our significant contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

FHLB advances	$2,309,745	$1,082,989	$1,174,256	$52,500	$—
Junior subordinated notes(1)	105,000	20,000	—	85,000	—
Interest expense on long-term debt(2)	121,686	64,019	56,647	1,020	—
Operating leases	11,023	1,880	3,391	3,006	2,746

Total contractual cash obligations	$2,547,454	$1,168,888	$1,234,294	$141,526	$2,746

(1)	We can redeem the junior subordinated notes at our option at par plus accrued unpaid interest beginning in November 2007 for Trust and March, June and November 2010 for Trust II, Trust III and Trust IV, respectively. The notes mature in November 2032 for the first note issuance, and 2035 for the second through fourth issuances.

(2)	Includes estimated cash payments for interest expense on FHLB advances. Interest expense related to the junior subordinated notes has been excluded as the amount of cash owed depends on changes in market interest rates.

The following table sets forth our other significant commitments as of December 31, 2006:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than			After
Other Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Builder lines, mortgage-banker finance, commercial and consumer lines of credit	$1,050,330	$465,672	$541,278	$36,822	$6,558
Interest rate lock commitments(1)	31,857	31,857	—	—	—
Letters of credit	10,494	9,919	575	—	—

Total other commitments	$1,092,681	$507,448	$541,853	$36,822	$6,558

(1)	Adjusted for estimated commitments expected to expire prior to the closing of the mortgage loan.

We had $17.8 million of commitments to purchase single family loans at December 31, 2006 and we had no commitments to purchase single family loans at December 31, 2005. We had no obligations to purchase mortgage-backed securities at December 31, 2006 and 2005.

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

The following table presents the bank’s regulatory capital and the regulatory capital requirements at December 31, 2006:

	Well
	Capitalized	Actual

Tier 1 leverage capital ratio	5.00%	7.22%
Tier 1 risk-based capital ratio	6.00%	9.85%
Total risk-based capital	10.00%	10.15%

The bank’s regulatory capital at December 31, 2006 was in excess of the “well capitalized” levels. See “Item 1. Business — Regulation and Supervision” for a discussion of the regulatory capital requirements for federally insured, state-chartered banks.

Liquidity

Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity management is guided by policies developed and monitored by the bank’s asset/liability committee, which is comprised of members of our senior management. These policies take into account the marketability of assets, the sources and stability of funding and the amount of loan commitments. For the years ended December 31, 2006 and 2005, a significant source of funding has been from our deposits, both community banking and brokered.

Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas, federal funds lines of credit and securities sold under repurchase agreements. Prior to October 2006 we also had a $15 million short-term line of credit. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At December 31, 2006, our borrowings from the FHLB were $2.3 billion and our additional borrowing capacity was approximately $457.2 million. At December 31, 2006, we had no securities sold under agreement to repurchase. See Note 9 to the consolidated financial statements.

We are a holding company without any significant assets other than our investment in the bank. Our ability to pay dividends on our preferred stock, common stock or to meet our other cash obligations, including the servicing of our junior notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. At December 31, 2006, we had approximately $4.9 million in available cash and the bank had the ability to pay approximately $51.1 million in dividends to us without prior regulatory approval.

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

One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Our one year cumulative interest rate gap position at December 31, 2006 was a negative gap of $193.2 million, or 3.49%, of total assets. This is a one-day position which is continually changing and is not necessarily indicative of our position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate moves. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or re-pricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates, our assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase our negative gap position. Conversely, during a period of falling interest rates, our assets would tend to prepay faster than expected thus decreasing the negative gap.

Interest Rate Sensitivity

We use interest management contracts as tools to manage our interest rate risk. The following table summarizes the key contractual terms associated with these contracts:

	December 31, 2006
	Maturity Range
	Fair	Notional							After
	Value	Amount	2007	2008	2009	2010	2011	2012	2012
	(Dollars in thousands)

Interest Rate Risk
Management Contracts:
Asset/Liability Management
Forward sales commitments:	$224
Contractual maturity		51,000	51,000	—	—	—	—	—	—
Weighted average price		100.762	100.762

	December 31, 2005
	Maturity Range
	Fair	Notional							After
	Value	Amount	2006	2007	2008	2009	2010	2011	2011
	(Dollars in thousands)

Interest Rate Risk
Management Contracts:
Asset/Liability Management
Pay-fixed swaps:	$872
Contractual maturity		40,000	—	20,000	—	—	20,000	—	—
Pay rate		3.856%		3.425%			4.29%
Receive rate		4.415%		4.34%			4.49%
Forward sales commitments:	$(391)
Contractual maturity		68,000	68,000	—	—	—	—	—	—
Weighted average price		99.096	99.096

The following table represents the expected repricing characteristics of our assets and liabilities at December 31, 2006, utilizing the assumptions noted below.

	Amounts Maturing or Repricing in
		One Year (But
	Less than	More Than	One to	Over Five	Non-Rate
	Three Months	Three Months)	Five Years	Years	Sensitive	Total
	(Dollars in thousands)

ASSETS
Cash, investment securities and mortgage-backed securities(1)	$202,434	$27,308	$26,752	$237,514	$42,664	$536,672
Single family mortgages(1)(2)	954,089	854,948	384,832	612,146	17,289	2,823,304
Commercial and consumer loans(1)	1,470,227	171,618	157,171	61,091	(7,350)	1,852,757
Other assets	162,317	—	—	—	162,317	324,634

Total assets	$2,789,067	$1,053,874	$568,755	$910,751	$214,920	$5,537,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Certificate of deposits	$732,637	$1,222,560	$98,573	$2,628	$346	$2,056,744
Money market and savings(3)	172,879	17,016	72,317	—	—	262,212
Checking(3)	15,366	46,100	245,871	—	(1,245)	306,092

Total deposits	920,882	1,285,676	416,761	2,628	(899)	2,625,048
Federal Home Loan Bank advances	1,230,725	432,100	646,600	—	320	2,309,745
Junior subordinated notes & short-term borrowings	105,000	—	—	—	3,093	108,093
Other liabilities	41,372	20,384	—	—	—	61,756
Stockholders’ equity	—	—	—	—	432,725	432,725

Total liabilities and stockholders’ equity	$2,297,979	$1,738,160	$1,063,361	$2,628	$435,239	$5,537,367

Period gap	$491,088	$(684,286)	$(494,606)	$908,123	$(220,319)	—

Cumulative gap	$491,088	$(193,198)	$(687,804)	$220,319	$—

Cumulative gap as a percentage of assets	8.87%	(3.49)%	(12.42)%	3.98%

(1)	Based on scheduled maturity or scheduled repricing and estimated prepayments of principal.

(2)	Includes mortgage warehouse loans held for sale.

(3)	Based on projected decay rates and/or repricing.

To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At December 31, 2006, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points. At December 31, 2006, our net interest income exposure was within the guidelines established by our board of directors.

The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage
Interest Rate Scenario	Interest Income	Change from Base
	(In thousands)

Up 200 basis points	$111,634	(.50)%
Up 100 basis points	112,579	.34
Base	112,199	—
Down 100 basis points	115,647	3.07
Down 200 basis points	115,901	3.30

We also measure the impact of market interest rate changes on the net present value of our assets and liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. At December 31, 2006, we used a simulation model to analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points. At December 31, 2006, our market value exposure was within the guidelines established by our board of directors.

The following table indicates changes to the market value of our equity as a result of the interest rate movements described above:

	Market	Percentage
Interest Rate Scenario	Value	Change from Base
	(In thousands)

Up 200 basis points	$348,581	(18.81)%
Up 100 basis points	403,574	(6.00)
Base	429,351	—
Down 100 basis points	463,273	7.90
Down 200 basis points	476,204	10.91

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

The Audit Committee of Franklin Bank Corp.’s board of directors, is composed of at least three directors who meet the independence requirement of the Nasdaq Global Select Market and the federal securities laws and one director who qualifies as an audit committee financial expert. Our Audit Committee is appointed by our board of directors to assist the board in monitoring the integrity of our financial statements, our independent auditor’s qualifications and independence, the performance of our audit function and independent auditors, and our compliance with legal and regulatory requirements. Our internal auditors and independent auditors report directly to the audit committee.

/s/  Anthony J. Nocella
Anthony J. Nocella
President and Chief Executive Officer

/s/  Russell Mccann
Russell McCann
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franklin Bank Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Franklin Bank Corp. and subsidiaries (the “company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Franklin Bank Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United State of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2007

FRANKLIN BANK CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$86,783	$125,727
Securities available for sale, at fair value (amortized cost of $60.8 million and $65.3 million at December 31, 2006 and 2005, respectively)	59,232	63,779
Federal Home Loan Bank stock and other investments, at cost	99,937	80,802
Mortgage-backed securities available for sale, at fair value (amortized cost of $292.9 million and $138.6 million at December 31, 2006 and 2005, respectively)	290,720	137,539
Loans held for sale	682,205	267,023
Loans held for investment (net of allowance for credit losses of $11.7 million and $13.4 million at December 31, 2006 and 2005, respectively)	3,993,857	3,546,372
Goodwill	153,487	147,742
Other intangible assets, net of amortization	14,548	13,954
Premises and equipment, net	28,208	25,459
Real estate owned	22,031	5,856
Other assets	106,359	56,999

TOTAL ASSETS	$5,537,367	$4,471,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,631,964	$2,121,508
Federal Home Loan Bank advances	2,309,745	1,842,394
Short-term borrowings	—	5,000
Junior subordinated notes	108,093	107,960
Other liabilities	54,839	61,559

Total liabilities	5,104,641	4,138,421
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 3,450,000 issued and outstanding at December 31, 2006	86,250	—
Common stock $0.01 par value, 35,000,000 shares authorized and 23,588,856 and 23,375,076 issued and outstanding at December 31, 2006 and 2005, respectively	236	234
Additional paid-in capital	281,207	281,789
Retained earnings	67,380	51,863
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(2,347)	(1,606)
Cash flow hedges, net	—	551

Total stockholders’ equity	432,726	332,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,537,367	$4,471,252

See notes to the consolidated financial statements

FRANKLIN BANK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share data)

INTEREST INCOME
Cash equivalents and short-term investments	$10,210	$7,697	$3,878
Mortgage-backed securities	15,901	4,520	4,989
Loans	264,948	184,957	109,524

Total interest income	291,059	197,174	118,391

INTEREST EXPENSE
Deposits	96,587	51,791	26,223
Federal Home Loan Bank advances	94,120	56,909	24,938
Junior subordinated notes	7,491	4,441	1,488
Other	143	2	—

Total interest expense	198,341	113,143	52,649

Net interest income	92,718	84,031	65,742
PROVISION FOR CREDIT LOSSES	3,804	4,859	2,081

Net interest income after provision for credit losses	88,914	79,172	63,661

NON-INTEREST INCOME
Loan fee income	6,611	6,920	5,037
Gain (loss) on sale of single family loans	(8,471)	4,214	3,647
Deposit fees	6,268	4,874	2,505
Gain (loss) on sale of securities	(2)	974	229
Other	4,267	1,802	1,194

Total non-interest income	8,673	18,784	12,612

NON-INTEREST EXPENSE
Salaries and benefits	35,120	28,452	20,081
Data processing	6,863	5,463	3,613
Occupancy	7,464	5,379	3,548
Professional fees	3,365	4,623	3,295
Professional fees — related parties	—	417	500
Loan expenses, net	2,317	2,343	2,387
Core deposit amortization	1,024	1,304	588
Real estate owned	1,526	269	142
Other	9,332	8,421	6,501

Total non-interest expenses	67,011	56,671	40,655

Income before taxes	30,576	41,285	35,618
INCOME TAX EXPENSE	11,196	14,989	12,469

NET INCOME	19,380	26,296	23,149
Preferred dividends	(3,863)	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,517	$26,296	$23,149

Net income per common share
Basic	$0.66	$1.16	$1.09
Diluted	$0.65	$1.13	$1.07
Basic weighted average number of common shares outstanding	23,393,940	22,739,255	21,276,560
Diluted weighted average number of common shares outstanding	23,871,951	23,209,893	21,716,582

See notes to the consolidated financial statements

FRANKLIN BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
							Comprehensive
					Additional		Income—	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Unrealized	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Gains (Losses)	Equity
	(Dollars in thousands)

BALANCE AT JANUARY 1, 2004	—	$—	21,225,263	$212	$243,089	$2,418	$(281)	$245,438
Issuance of common stock	—	—	670,522	7	12,311	—	—	12,318
Common stock issuance costs	—	—	—	—	(52)	—	—	(52)
Comprehensive income (loss)
Net income	—	—	—	—	—	23,149	—	23,149
Change in unrealized gains on securities available-for-sale, net of tax of $(101)	—	—	—	—	—	—	(196)	(196)
Reclassification adjustment, net of tax of $(78)	—	—	—	—	—	—	(151)	(151)
Change in cash flow hedges, net of tax of $104	—	—	—	—	—	—	203	203

Total comprehensive income (loss)	—	—	—	—	—	23,149	(144)	23,005

BALANCE AT DECEMBER 31, 2004	—	—	21,895,785	219	255,348	25,567	(425)	280,709
Issuance of common stock	—	—	1,479,291	15	26,497	—	—	26,512
Amortization of unearned stock compensation	—	—	—	—	5	—	—	5
Common stock issuance costs	—	—	—	—	(61)	—	—	(61)
Comprehensive income (loss)
Net income	—	—	—	—	—	26,296	—	26,296
Change in unrealized gains (losses) on securities available-for-sale, net of tax of $(338)	—	—	—	—	—	—	(512)	(512)
Reclassification adjustment, net of tax of $(352)	—	—	—	—	—	—	(622)	(622)
Change in cash flow hedges, net of tax of $297	—	—	—	—	—	—	504	504

Total comprehensive income (loss)	—	—	—	—	—	26,296	(630)	25,666

BALANCE AT DECEMBER 31, 2005	—	—	23,375,076	234	281,789	51,863	(1,055)	332,831
Issuance of preferred stock	3,450,000	86,250	—	—	—	—	—	86,250
Issuance of restricted stock	—	—	158,476	1	313	—	—	314
Issuance of common stock	—	—	55,304	1	764	—	—	765
Preferred stock issuance costs	—	—	—	—	(3,082)	—	—	(3,082)
Common stock issuance costs	—	—	—	—	(39)	—	—	(39)
Amortization of unearned stock compensation	—	—	—	—	454	—	—	454
Stock option compensation expense	—	—	—	—	1,008	—	—	1,008
Preferred stock dividends	—	—	—	—	—	(3,863)	—	(3,863)
Comprehensive income (loss)
Net income	—	—	—	—	—	19,380	—	19,380
Change in unrealized gains (losses) on securities available-for-sale, net of tax of $(447)	—	—	—	—	—	—	(742)	(742)
Reclassification adjustment, net of tax of $1	—	—	—	—	—	—	1	1
Change in cash flow hedges, net of tax of $(321)	—	—	—	—	—	—	(551)	(551)

Total comprehensive income (loss)	—	—	—	—	—	19,380	(1,292)	18,088

BALANCE AT DECEMBER 31, 2006	3,450,000	$86,250	23,588,856	$236	$281,207	$67,380	$(2,347)	$432,726

See notes to the consolidated financial statements

FRANKLIN BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,380	$26,296	$23,149
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	3,804	4,859	2,081
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(5,457)	(5,279)	(3,876)
Depreciation and amortization	6,794	5,048	2,287
Federal Home Loan Bank stock dividends	(4,259)	(2,985)	(1,006)
Funding of loans held for sale	(744,459)	(865,621)	(632,069)
Proceeds from sale of loans held for sale	760,250	713,576	368,403
Proceeds from principal repayments of loans held for sale	62,946	90,883	180,301
Other change in loans held for sale	(848)	376	(4,426)
Stock based compensation expense	1,776	—	—
Change in interest receivable	9,932	(4,818)	(6,111)
Change in other assets	(61,929)	(27,717)	6,960
Change in other liabilities	(6,864)	38,542	10,135

Net cash provided by (used by) operating activities	41,066	(26,840)	(54,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Athens	—	(43,500)	—
Purchase of Elgin	—	(11,701)	—
Purchase of Cedar Creek	—	—	(11,319)
Purchase of Lost Pines	—	—	(7,148)
Cash and cash equivalents acquired from Branches	35,441	230,958	—
Cash and cash equivalents acquired from Athens	—	76,646	—
Cash and cash equivalents acquired from Elgin	—	13,771	—
Cash and cash equivalents acquired from Cedar Creek	—	—	43,418
Cash and cash equivalents acquired from Lost Pines	—	—	7,850
Funding of loans held for investment	(3,975,709)	(3,204,806)	(1,228,461)
Proceeds from principal repayments of loans held for investment	4,184,191	3,772,914	1,555,176
Proceeds from sales of loans held for investment	60,439	27,889	460,743
Proceeds from principal repayments of mortgage-backed securities	59,429	52,360	69,357
Proceeds from sales, repayments, and maturities of securities	4,415	45,432	42,742
Proceeds from sales of mortgage-backed securities	(240)	57,278	—
Proceeds from redemptions of Federal Home Loan Bank stock	23,753	16,374	—
Proceeds from sale of real estate owned	5,717	4,302	1,859
Purchases of loans held for investment	(1,207,119)	(1,231,824)	(1,828,930)
Other change in loans held for investment	(21,288)	(14,932)	(10,971)
Purchases of mortgage-backed securities	(214,158)	(64,957)	(3,566)
Purchases of Federal Home Loan Bank stock and other securities	(38,629)	(21,193)	(42,351)
Purchases of premises and equipment	(4,213)	(2,981)	(2,030)

Net cash used by investing activities	(1,087,971)	(297,970)	(953,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	465,351	81,528	109,773
Proceeds from Federal Home Loan Bank advances	3,361,000	1,943,000	1,316,500
Repayment of Federal Home Loan Bank advances	(2,893,421)	(1,754,331)	(375,373)
Net proceeds from short-term borrowings	(5,000)	5,000	—
Proceeds from issuance of junior subordinated notes	—	85,000	—
Proceeds from issuance of preferred stock	86,250
Proceeds from issuance of common stock	765	235	—
Dividends on preferred stock	(3,863)	—	—
Payment of preferred stock issuance costs	(3,082)	—	—
Payment of common stock issuance costs	(39)	(56)	—

Net cash provided by financing activities	1,007,961	360,376	1,050,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,944)	35,566	43,097
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,727	90,161	47,064

CASH AND CASH EQUIVALENTS AT PERIOD END	$86,783	$125,727	$90,161

Supplemental disclosures of cash flow information
Cash paid for interest	$177,333	$98,730	$46,881
Cash paid for taxes	12,908	15,778	7,556
Noncash investing activities
Loans transferred from held for investment to held for sale	$488,099	—	—
Loans securitized into mortgage-backed securities	—	$53,792	$—
Real estate owned acquired through foreclosure	21,943	5,345	4,447
Noncash financing activities
Issuance of common stock for Athens acquisition	$—	$14,350	$—
Issuance of common stock for Elgin acquisition	—	11,927	—
Issuance of common stock for Cedar Creek acquisition	—	—	12,317

See notes to consolidated financial statements

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation

Franklin Bank Corp., (the “parent company”), is a Texas-based savings and loan holding company that offers community banking, commercial lending and mortgage banking products through its subsidiary, Franklin Bank, S.S.B. (the “bank”). As of December 31, 2006, in addition to our corporate office in Houston, Texas, where we provide many of our banking services, we had 38 banking offices in Texas, seven regional commercial lending offices in Florida, Arizona, Pennsylvania, Colorado, California, Washington D.C., and Michigan, 37 retail mortgage offices in 19 states throughout the United States, and a regional wholesale origination office located in California.

Franklin Bank Corp. was formed in August, 2001 for the purpose of acquiring all of the outstanding stock of the bank. The acquisition of the bank was completed on April 9, 2002. Since that date, the company has completed six additional acquisitions including Highland Lakes Bancshares Corporation (“Highland”) on April 30, 2003, Jacksonville Bancorp, Inc. (“Jacksonville”) on December 30, 2003, Lost Pines Bancshares, Inc. (“Lost Pines”) on February 29, 2004, Cedar Creek Bancshares, Inc. (“Cedar Creek”) on December 4, 2004, First National Bank of Athens (“Athens”) on May 9, 2005 and Elgin State Bank (“Elgin”) on July 15, 2005. In addition, the company acquired seven community banking branches through purchase and assumption agreements, five on December 2, 2005 and two on December 8, 2006. These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.”

The accompanying consolidated financial statements include the accounts of the parent company, a subsidiary of the parent company, the bank and a subsidiary of the bank (collectively known as the “company”). The consolidated statements of operations and cash flows as for the year ended December 31, 2005, include activity for Athens beginning May 9, 2005 and Elgin beginning July 16, 2005. The consolidated statements of operations and cash flows for the year ended December 31, 2004, include activity for Lost Pines beginning March 1, 2004 and Cedar Creek beginning December 4, 2004. All significant intercompany accounts have been eliminated in consolidation. The majority of the company’s assets and operations are derived from the bank.

Certain reclassifications have been made to the December 31, 2005 and 2004 financial statements to conform to the December 31, 2006 presentation.

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

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

The company did not sell any loans to related or affiliated parties during the years ended December 31, 2006, 2005 or 2004.

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

Other Intangible Assets

Other intangible assets are made up of core deposit premiums paid and mortgage servicing rights. The core deposit premiums are amortized either on an accelerated basis over the estimated lives of the deposit relationships acquired when historical data is available for estimating the lives of the deposit or on a straight-line basis over eight years when historical data is not available.

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

Premises and Equipment

Land is carried at cost or fair value at acquisition. Buildings, furniture and equipment and leasehold improvements are carried at cost, or fair value at acquisition, less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining life of the original lease term or remaining lease renewal period.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

Stock-Based Compensation

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The company adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the company, is the date of the grant. The company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

awards, which is generally the market price of the stock on the measurement date, which, for the company, is the date of grant, and is recognized ratably over the service period of the award. The company adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004)”, on January 1, 2006.

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

In connection with our mortgage banking activities, we enter into interest rate lock commitments with loan applicants, whereby the interest rate on the loan is guaranteed for a certain period of time while the application is in the approval process. In accordance with SFAS No. 133, interest-rate lock commitments are derivative financial instruments, and changes in their fair value are required to be reported in current earnings. The fair value of interest rate lock commitments is determined as of the date the interest rate is locked and is based on the estimated fair value of the underlying mortgage loans, including the value of the servicing when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. Generally, the change in the value of the underlying mortgages is based on quoted market prices of publicly traded mortgage-backed securities. Management estimates the amount of loans expected to close by applying a fall-out ratio for commitments that are expected to expire. This estimate is based on the historical data for loans with similar characteristics as well as current market conditions. We record changes in the fair value as gains or losses on sales of single family loans in the consolidated statements of operations.

In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains or losses on sales of single family loans in the consolidated statements of operations.

Off-Balance Sheet Financial Instruments

The company has entered into certain off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when funded.

Recent Accounting Standards

In February 2007, the Financial Accountings Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the impact, if any, of SFAS 159 on our financial position and results of operations.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The statement requires recognition of the funded status of the company’s defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the company’s financial statements beginning with the year ended after December 31, 2008. SFAS 158 is not expected to have a significant impact on the company’s financial condition, results of operations, or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. Interpretation No. 48 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effects of Interpretation No. 48 on its financial condition, results of operations or cash flows, and is not expected to have a significant impact on the company’s financial statements.

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

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of this Statement, a company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by the Statement, will be recognized as an addition to paid-in capital. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and to the unvested portion of previously granted awards that remain outstanding at the date of adoption. The company adopted the provisions of this statement on January 1, 2006

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities with evidence of credit deterioration to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 became effective for loans and debt securities acquired after December 31, 2004. We adopted SOP 03-3 on January 1, 2005 and the adoption did not have a material impact on the company’s financial condition, results of operations or cash flows.

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

2.	Acquisitions

The following table summarizes our completed acquisitions since December 31, 2003:

		Total		Banking
Date	Institution Acquired	Purchase Price	Assets	Offices

July 2005	Elgin State Bank	$24.0 million	$83.7 million	2
May 2005	First National Bank of Athens	$61.8 million	$208.8 million	4
December 2004	Cedar Creek Bancshares, Inc.	$24.1 million	$108.1 million	5
February 2004	Lost Pines Bancshares, Inc.	$7.2 million	$40.6 million	2

In addition, the company purchased two community banking branches on December 8, 2006 in a purchase and assumption agreement. As of the purchase date, total assets were $3.7 million and $43.0 million of deposits were assumed for a purchase premium of $3.9 million. In addition, the company purchased five community banking branches on December 2, 2005 in a purchase and assumption agreement. As of the purchase date, total assets were $12.6 million and $274.7 million of deposits were assumed for a purchase premium of $32.9 million.

We acquired 100% of the assets and liabilities of each of these institutions, except for the branch purchases in December 2006 and 2005, which were accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” Lost Pines was acquired in a cash only transaction. The Lost Pines and Elgin acquisitions expanded our central Texas market and the Cedar Creek and Athens acquisitions expanded our east Texas market. The branch purchase in 2005 added a new market area that complements our central and east Texas markets while the branch purchase in 2006 enhanced our east Texas market. Pursuant to SFAS No. 142, “Goodwill and Other Intangible

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Assets,” goodwill is tested at least annually for impairment. The core deposit intangibles are being amortized on an accelerated basis over the estimated lives of the underlying deposit relationships acquired when historical data is available for estimating the lives of the deposits or on a straight-line basis over eight years when historical data is not available. The goodwill related to the Lost Pines, Cedar Creek, Athens and Elgin acquisitions as well as the purchased branches are not deductible for tax purposes. The consolidated financial statements include the operating results and cash flows for Lost Pines beginning March 1, 2004, Cedar Creek beginning December 4, 2004, Athens beginning May 10, 2005, and Elgin beginning July 16, 2005.

The estimated fair value of tangible assets acquired and liabilities assumed related to the Elgin, Athens, Cedar Creek and Lost Pines acquisitions were as follows (in thousands):

	Elgin	Athens	Cedar Creek	Lost Pines

Cash and cash equivalents	$13,782	$76,646	$43,906	$7,850
MBS, securities and other investments	21,555	33,468	11,994	10,408
Loans	44,836	90,063	46,849	19,215
Other assets	3,539	8,660	5,391	3,118

Total assets acquired	83,712	208,837	108,140	40,591

Deposits(1)	73,685	184,915	96,671	36,281
Other liabilities	761	327	1,188	850

Total liabilities assumed	74,446	185,242	97,859	37,131

Net tangible assets acquired	$9,266	$23,595	$10,281	$3,460

(1)	Includes purchase adjustments on certificates of deposits totaling $48,000, $(84,000), $63,000, and $29,000 for Elgin, Athens, Cedar Creek, and Lost Pines, respectively. The certificates of deposit acquired were marked to market value at the acquisition date for certificates of deposit with similar remaining maturities.

On December 8, 2006, we acquired two community banking branches from another financial institution. In this acquisition we assumed $43.0 million in deposits for a purchase premium of $3.9 million and purchased $2.8 million in loans. Of the purchase premium, $460,000 was allocated to core deposit intangibles, subject to completion of the core deposit study, and $3.5 million to goodwill. Included in goodwill is $87,000 of direct acquisition costs. Included in deposits is $258,000 of purchase adjustments on certificates of deposits. The certificates of deposits acquired were marked to market value at the acquisition date for certificates of deposit with similar remaining maturities. The allocation of the purchase price of the branch acquisition in 2006 is preliminary and will be finalized as certain valuations and information is available in order to make a definitive allocation.

On December 2, 2005, we acquired five community banking branches from another financial institution. In this acquisition we assumed $274.7 million in deposits for a purchase premium of $32.9 million and purchased $10.1 million in loans. Of the purchase premium, $2.7 million was allocated to core deposit intangibles and $30.2 million to goodwill. Included in goodwill is $499,000 of direct acquisition costs. Included in deposits is $759,000 of purchase adjustments on certificates of deposits. The certificates of deposits acquired were marked to market value at the acquisition date for certificates of deposit with similar remaining maturities.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The purchase price for Elgin, Athens, Cedar Creek, and Lost Pines were allocated as follows (in thousands):

	Elgin		Athens
	Amortization		Amortization
2005 Acquisitions:	Period	Amount	Period	Amount

Net tangible assets	N/A	$9,266	N/A	$23,595
Core deposit premium	120 months	736	120 months	1,373
Goodwill	N/A	14,017	N/A	36,814

		$24,019		$61,782

	Cedar Creek		Lost Pines
	Amortization		Amortization
2004 Acquisitions:	Period	Amount	Period	Amount

Net tangible assets	N/A	$10,281	N/A	$3,460
Core deposit premium	120 months	1,494	120 months	790
Goodwill	N/A	12,311	N/A	2,940

		$24,086		$7,190

Included in the purchase price allocations are direct acquisition costs totaling $308,000 for Elgin, $865,000 for Athens, $450,000 for Cedar Creek, and $306,000 for Lost Pines.

Pro forma consolidated financial information for the Cedar Creek, Lost Pines, Athens, Elgin and the branch acquisitions completed during the years ended December 31, 2006, 2005 and 2004, have been excluded because these acquisitions combined were immaterial.

3.	Securities

The amortized cost and estimated fair value of securities are as follows (in thousands):

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Private fixed rate	$155,662	$—	$(1,050)	$154,612
Private adjustable rate	1,238	—	(15)	1,223
Agency fixed rate	84,702	54	(1,097)	83,659
Agency adjustable rate	51,271	294	(339)	51,226

Total mortgage-backed securities	292,873	348	(2,501)	290,720

Securities available for sale:
Mutual fund investment	52,299	—	(1,467)	50,832
Agency securities	3,480	—	(78)	3,402
Municipal bonds	5,025	2	(29)	4,998

Total securities available for sale	60,804	2	(1,574)	59,232

Federal Home Loan Bank stock and other investments	99,937	—	—	99,937

Total investment portfolio	$453,614	$350	$(4,075)	$449,889

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment portfolio
Mortgage-backed securities:
Agency fixed rate	$61,373	$252	$(923)	$60,702
Agency adjustable rate	77,216	310	(689)	76,837

Total mortgage-backed securities	138,589	562	(1,612)	137,539

Securities available for sale:
Mutual fund investment	52,299	—	(1,355)	50,944
Agency securities	6,879	—	(117)	6,762
Municipal bonds	5,731	10	(24)	5,717
Corporate securities	359	—	(3)	356

Total securities available for sale	65,268	10	(1,499)	63,779

Federal Home Loan Bank stock and other investments	80,802	—	—	80,802

Total investment portfolio	$284,659	$572	$(3,111)	$282,120

There were no securities held-to-maturity at December 31, 2006 or 2005.

The unrealized losses and the fair value of securities that have been in a continuous loss position for less than 12 months and 12 months or greater were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Investment portfolio
Mortgage-backed securities:
Private fixed rate	$(1,050)	$154,612	$—	$—	$(1,050)	$154,612
Private adjustable rate	(15)	1,223	—	—	(15)	1,223
Agency fixed rate	(204)	49,723	(894)	27,748	(1,098)	77,471
Agency adjustable rate	(19)	3,242	(320)	21,461	(339)	24,703

Total mortgage-backed securities	$(1,288)	$208,800	$(1,214)	$49,209	$(2,502)	$258,009

Securities available for sale:
Mutual fund investment	$—	$—	$(1,467)	$50,832	$(1,467)	$50,832
Agency securities	(8)	2,402	(99)	5,451	(107)	7,853

Total securities available for sale	$(8)	$2,402	$(1,566)	$56,283	$(1,574)	$58,685

During the year ended December 31, 2006 the company had a loss on sales of mortgage-backed securities totaling $2,000, which related to the final settlement of $25.3 million of mortgage-backed securities that were sold and recorded on a trade date basis in 2005. For the years ended December 31, 2005 and 2004 the company had gains on sales of mortgage-backed securities totaling $965,000 and $137,000 related to sales of $56.3 million and $15.8 million, respectively. Gains on sales of securities totaled $92,000 related to sales of $15.3 million during the

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

year ended December 31, 2004. There were no sales of securities during the years ended December 31, 2006 and 2005. Purchases of mortgage-backed securities totaled $214.2 million, $65.0 million and $3.5 million during the years ended December 31, 2006, 2005 and 2004, respectively, as well as the securitization of $53.8 million of single family loans into FNMA securities during the year ended December 31, 2005. The Athens and Elgin acquisitions added approximately $55.4 million to our investment portfolio, the majority of which matured the month following these acquisitions.

The company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeds 10% of consolidated stockholders’ equity at December 31, 2006 or 2005, except for FHLB stock, which is a required investment, and the mutual fund security investment, in which we look at the underlying investments in the fund which is primarily comprised of adjustable-rate mortgage-backed securities issued by a U.S. Government agency or are rated in the highest category by Moody’s Investor Service or Standard & Poor’s.

Securities with amortized costs totaling $63.8 million and fair values totaling $63.3 million at December 31, 2006, were pledged to secure public deposits.

The following table presents a summary of yields and maturities or repricing for our available for sale investment portfolio at December 31, 2006 (dollars in thousands):

			Due		After One		After Five		After
			Within		But Within		But Within		Ten
	Total	Yield	One Year	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield

Available for sale investment portfolio:
Mortgage-backed securities:
Agency	$134,885	5.15%	$34,597	4.99%	$20,861	3.97%	$1,434	4.37%	$77,993	5.55%
Private	155,835	5.74	1,223	5.70	—	—	—	—	154,612	5.74

Total mortgage-backed securities	290,720	5.47	35,820	5.01	20,861	3.97	1,434	4.37	232,605	5.68

Other securities-agency and municipals	8,400	3.69	555	3.10	5,546	3.82	1,538	3.50	761	3.58

Total available for sale securities	299,120	5.42%	$36,375	4.98%	$26,407	3.94%	$2,972	3.92%	$233,366	5.67%

Mutual fund investment	50,832
Federal Home Loan Bank stock and other equity securities	99,937

	$449,889

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

4.	Loans

The loan portfolio by major type is as follows (dollars in thousands):

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Held for investment:
Single family mortgages	$2,112,055	53.11%	$2,367,658	67.15%
Builder lines	1,200,798	30.20	671,069	19.03
Mortgage banker finance	150,731	3.79	173,803	4.93
Commercial real estate	321,138	8.08	168,830	4.79
Commercial business	39,543	0.99	41,172	1.17
Multi-family	41,665	1.05	10,662	0.30
Consumer	110,463	2.78	92,672	2.63

Sub-total	3,976,393	100.00%	3,525,866	100.00%

Allowance for credit losses	(11,671)		(13,367)
Deferred loan costs, net	29,135		33,873

Total loans held for investment	3,993,857		3,546,372

Held for sale:
Single family mortgages	677,837		264,560
Deferred loan costs, net	4,368		2,463

Total loans held for sale	682,205		267,023

Total loans	$4,676,062		$3,813,395

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following tables set forth the geographic distribution of loans by state for the periods indicated (dollars in thousands):

	December 31, 2006
	Principal	% of
State	Amount	Total

California	$1,113,546	23.93%
Texas	946,290	20.33
Florida	463,701	9.96
Arizona	187,128	4.02
New York	159,829	3.43
Michigan	159,218	3.42
Nevada	147,938	3.18
Illinois	146,245	3.14
Washington	126,761	2.72
Virginia	122,391	2.63
Georgia	116,485	2.50
New Jersey	106,513	2.29
Massachusetts	97,012	2.09
Colorado	83,811	1.80
Pennsylvania	81,204	1.75
Maryland	77,814	1.67
Ohio	76,602	1.65
North Carolina	68,063	1.46
Other(1)	373,679	8.03

	$4,654,230	100.00%

	December 31, 2005
	Principal	% of
State	Amount	Total

California	$1,007,700	26.59%
Texas	774,210	20.43
Florida	321,995	8.49
Michigan	154,753	4.08
Illinois	124,758	3.29
Georgia	122,739	3.24
Arizona	113,127	2.98
Massachusetts	104,314	2.75
Virginia	102,755	2.71
New York	102,554	2.71
New Jersey	93,418	2.46
Nevada	81,322	2.15
Colorado	79,397	2.09
Washington	70,651	1.86
Maryland	69,188	1.83
North Carolina	57,647	1.52
Pennsylvania	52,942	1.40
Connecticut	40,069	1.06
Ohio	39,674	1.05
Other(1)	277,213	7.31

	$3,790,426	100.00%

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(1)	Includes states for which aggregate loans were less than 1% of total loans at December 31, 2006 and 2005.

Loan maturity and interest rate sensitivity of the loan portfolio at December 31, 2006 are as follows (in thousands):

	December 31, 2006
	Within One	One to Five	After Five
	Year(1)	Years	Years	Total

Loans at fixed rates	$487,823	$103,259	$852,229	$1,443,311
Loans at adjustable rates	2,122,819	879,495	208,605	3,210,919

	$2,610,642	$982,754	$1,060,834	$4,654,230

(1)	Includes single family loans held for sale.

At December 31, 2006 and 2005, single-family mortgage loans totaling $2.2 billion and $1.8 billion, respectively, were pledged collateralizing advances from the Federal Home Loan Bank of Dallas.

At December 31, 2006 and 2005, the company had impaired loans totaling approximately $6.7 million and $21.4 million, respectively. Additionally, at December 31, 2006 and 2005, the company had $22.5 million and $9.0 million, respectively, of loans that were four payments or more delinquent and still accruing interest which are comprised of single family loans serviced by others, which are under an agreement with the servicer whereby we receive scheduled payments until foreclosure.

Non-accrual loans, net of related purchase premiums and discounts, totaled $13.3 million and $26.1 million at December 31, 2006 and 2005, respectively. If the non-accrual loans as of December 31, 2006 and 2005 had been performing in accordance with their original terms throughout the years ended December 31, 2006 and 2005, interest recognized on these loans would have been $616,000 and $1.3 million, respectively. The actual interest income recognized on these loans for the years ended December 31, 2006 and 2005 was $339,000 and $884,000, respectively. As of December 31, 2006 and 2005, the company had restructured loans of $2,000 and $1.8 million, respectively. There were no restructured loans at December 31, 2004.

An analysis of activity in the allowance for credit losses for the periods ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004

Beginning balance	$13,367	$7,358	$4,850
Acquisitions	—	1,564	1,145
Provision	3,804	4,859	2,081
Charge-offs	(5,578)	(493)	(732)
Recoveries	78	79	14

Ending balance	$11,671	$13,367	$7,358

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The recorded investment in impaired loans and the related allowance were as follows (in thousands):

	December 31,
	2006	2005

With allowances	$6,711	$21,343
Without allowances	—	98

	$6,711	$21,441

Allowance for impaired loans	$400	$4,763

The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Average balance of impaired loans	$6,386	$21,441	$—
Interest income recognized	484	767	—

5.	Goodwill and Intangible Assets

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized for acquisitions initiated after June 2001. Therefore, no goodwill amortization is presented in the consolidated statements of operations. Instead, goodwill is tested at least annually for impairment. The company completed its latest impairment test as of September 30, 2006 and concluded there was no impairment. The company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would potentially reduce the fair value below its carrying amount. The changes in goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Total

Balance at January 1, 2005	$69,212
Athens acquisition	34,130
Elgin acquisition	13,948
Branches(1)	31,225
Purchase price adjustment(2)	(773)

Balance at December 31, 2005	147,742
Branches(3)	3,544
Purchase price adjustment(2)	2,201

Balance at December 31, 2006	$153,487

(1)	Goodwill obtained from purchase of Washington Mutual branches in December 2005.

(2)	Purchase price adjustment based on additional information related to the valuation of certain assets acquired and liabilities assumed.

(3)	Goodwill obtained from purchase of Equity Bank branches in December 2006.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Intangible assets other than goodwill include core deposit premiums paid and mortgage servicing rights. The changes in other intangible assets are as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

Balance at January 1, 2005	$5,049	$2,046	$7,095
Athens acquisition	2,697	—	2,697
Elgin acquisition	736	—	736
Branches	2,850	—	2,850
Cedar Creek core deposit intangible adjustment	(706)		(706)
Servicing rights originated	—	3,127	3,127
Amortization	(1,304)	(541)	(1,845)

Balance at December 31, 2005	9,322	4,632	13,954
Athens core deposit intangible adjustment	(1,324)	—	(1,324)
Branches core deposit intangible adjustment	(153)	—	(153)
Branches(1)	460	—	460
Servicing rights originated	—	3,534	3,534
Amortization	(1,024)	(899)	(1,923)

Balance at December 31, 2006	$7,281	$7,267	$14,548

(1)	Preliminary core deposit intangible from the Equity Bank branch purchase was estimated based on deposits with similar characteristics. Final core deposit intangible will be determined using actual deposit data from the branch acquisition.

During the second quarter of 2006, we completed the core deposit study on the Athens and the 2005 branch purchase. The actual analysis of the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million. The amortization of the core deposit intangible is being amortized on a straight-line basis over eight years.

At December 31, 2006 and 2005, the fair value of servicing rights retained from single family loan sales totaled $7.3 million and $6.0 million related to $503.8 million and $340.1 million, respectively, of principal serviced for others. The bank did not securitize any financial assets during the year ended December 31, 2006 and securitized and sold $50.5 million of loans in the year ended December 31, 2005.

The projected amortization of other intangible assets as of December 31, 2006 is as follows (in thousands):

	Core	Mortgage
	Deposit	Servicing
	Intangible	Rights	Total

2007	$1,264	$983	$2,247
2008	1,169	870	2,039
2009	1,090	733	1,823
2010	1,025	626	1,651
2011	970	537	1,507
Thereafter	1,763	3,518	5,281

	$7,281	$7,267	$14,548

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

6.	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

		December 31,
	Life in Years	2006	2005

Land	N/A	$6,047	$6,003
Buildings	40	16,810	16,895
Furniture and equipment and other	5	5,826	7,305
Computer equipment	3	3,183	4,204
Leasehold improvements	Life of Lease	2,466	1,577

Total		34,332	35,984
Less: Accumulated depreciation		(6,124)	(10,525)

Premises and equipment, net		$28,208	$25,459

Depreciation expense was $2.4 million, $1.8 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2006	2005

Non-interest bearing	$158,522	$140,571
Custodial accounts	6,917	6,737
Interest bearing
Checking	147,570	207,404
Savings	48,956	68,034
Money market	213,255	165,300
Certificates of deposit	865,494	664,869

Subtotal	1,275,275	1,105,607
Wholesale and brokered	1,191,250	868,593

Total interest bearing	2,466,525	1,974,200

Total deposits	$2,631,964	$2,121,508

Included in deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates as of December 31, 2006 are summarized as follows (in thousands):

Three months or less	$131,324
Four through six months	59,876
Seven through twelve months	89,500
Thereafter	30,502

Total	$311,202

Interest expense for certificates of deposits in excess of $100,000 approximated $11.8 million, $5.1 million, and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The company had wholesale and brokered deposits of $1.2 billion and $868.6 million December 31, 2006 and 2005, respectively, that were not greater than $100,000. As of December 31, 2006 and 2005, the company did not have any wholesale deposits greater than $100,000.

8.	Federal Home Loan Bank Advances

Information concerning FHLB advances is summarized as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2006	2005

Variable rate advances	$710,000	$478,000
Fixed rate advances	1,599,745	1,364,394

Total Federal Home Loan Bank advances at period end	$2,309,745	$1,842,394

Average interest rate paid at period end	5.27%	3.82%
Maximum outstanding at any month end	$2,309,745	$2,038,568
Daily average balance	$2,020,917	$1,821,530
Average interest rate for the period	4.59%	3.08%

Scheduled maturities for Federal Home Loan Bank advances outstanding at December 31, 2006, were as follows (dollars in thousands):

		Weighted
		Average
	Amount	Rate

1 Year	$1,082,989	5.23%
2 Years	614,256	5.28
3 Years or more	612,500	5.34

	$2,309,745	5.27%

Federal Home Loan Bank advances totaling $410,000 are subject to early call features.

At December 31, 2006, our additional borrowing capacity at the FHLB was $457.2 million.

9.	Short-Term Borrowings

The company entered into a $15.0 million unsecured revolving line of credit facility in October 2005. The term of the agreement is from October 2005 until October 2006. The interest rate ranged from 1.25% over one, two or three month LIBOR as quoted by the lender at the time of borrowing. The interest rate charged corresponded to the duration of the outstanding balance of the line. As of December 31, 2005, the outstanding balance of the short-term borrowing was $5.0 million and the interest rate was 5.77%. There was no outstanding balance at December 31, 2006 as the short-term borrowing matured in October 2006.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

10.	Junior Subordinated Notes

At December 31, 2006, the company had four issues of junior subordinated notes outstanding as follows (in thousands):

		Trust		Junior	Company’s
		Preferred		Subordinated	Investment
		Securities		Notes	In the
	Issue Date	Outstanding	Interest Rate	Outstanding	Trust

Franklin Bank Capital Trust I	November 2002	$20,000	3-month LIBOR plus 3.35%	$20,000	$619
Franklin Capital Trust II	February 2005	20,000	3-month LIBOR plus 1.90%	20,000	619
Franklin Capital Trust III	May 2005	40,000	3-month LIBOR plus 1.90%	40,000	1,238
Franklin Capital Trust IV	August 2005	25,000	3-month LIBOR plus 1.60%	25,000	774

In November 2002, the company formed Franklin Bank Capital Trust I (the “Trust”), a wholly owned subsidiary. The Trust issued $20 million of variable rate trust preferred securities and invested the proceeds in variable rate junior subordinated notes (the “junior notes”) issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if the Trust has the funds available for payment. If we were to default in payment on these securities, we would be unable to make any cash dividends on our preferred stock and common stock until such default was cured. The rate on the junior notes resets quarterly at a base rate of 3-month LIBOR plus 3.35%. The junior notes first call date is in November 2007 and the notes mature in November 2032. The interest rate was 8.72% and 7.69% at December 31, 2006 and 2005, respectively. The company’s investment in the Trust was $619,000 at December 31, 2006 and 2005. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap was $20 million. During 2006, the company unwound the interest rate swap.

In February 2005, the company formed Franklin Capital Trust II (“Trust II”), a wholly owned subsidiary. Trust II issued $20 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust II has the funds available for payment. If we were to default in payment of these securities, we would be unable to make any cash dividends on our preferred stock and common stock until such default was cured. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is March 15, 2010 and they mature in March 2035. The interest rate was 7.26% and 6.39% at December 31, 2006 and 2005, respectively. The company’s investment in Trust II was $619,000 at December 31, 2006 and 2005. The company also entered into an interest rate swap agreement in order to reduce the impact of interest rate changes on future income. The notional amount of the swap was $20 million. During 2006, the company unwound the interest rate swap.

In May 2005, the company formed Franklin Capital Trust III (“Trust III”), a wholly owned subsidiary. Trust III issued $40 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust III has the funds available for payment. If we were to default in payment on these securities, we would be unable to make any cash dividends on our preferred stock and common stock until such default was cured. The rate on these junior notes resets quarterly, at a base rate of 3-month LIBOR plus 1.90%. The first call date for these junior notes is June 15, 2010 and they mature in June 2035. The interest rate was 7.26% and 6.39% at December 31, 2006 and 2005, respectively. The company’s investment in Trust III was $1.2 million at December 31, 2006 and 2005.

In August 2005, the company formed Franklin Capital Trust IV (“Trust IV”) a wholly owned subsidiary. Trust IV issued $25 million of variable rate trust preferred securities and invested the proceeds in junior notes issued by the company. The company guarantees that payments will be made to the holders of the trust preferred securities, if Trust IV has the funds available for payment. If we were to default in payment on these securities, we would be unable to make any cash dividends on our preferred stock and common stock until such default was cured. The rate on these junior notes resets quarterly at a base rate of 3-month LIBOR plus 1.60%. The first call date for these junior

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

notes is November 2010 and they mature in November 2035. The interest rate was 6.97% and 5.98% at December 31, 2006 and 2005, respectively. The company’s investment in the Trust IV was $774,000 at December 31, 2006 and 2005.

11.	Commitments and Contingencies

Legal Proceedings

The bank is involved in legal proceedings occurring in the normal course of business that management believes, after reviewing such claims with outside counsel, are not material to the financial condition, results of operations or cash flows of the bank or the company.

In November 2005, the bank was named in a lawsuit, filed by G.M. Sign, Inc. in Illinois State Court, where the plaintiff alleges that the bank sent faxes in violation of the Telephone Consumer Protection Act of 1991. The plaintiff has filed a motion for class certification. The plaintiff alleges unspecified damages. The bank has filed a motion for removal to federal court and a motion to dismiss. The bank’s motion for removal to federal district court was granted and this lawsuit is pending in the U.S. District Court for the Northern District of Illinois-Eastern Division. Discovery is still ongoing. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.

In November 2005, the bank was named in a lawsuit, filed by T.W. Tire and Service, Inc. in the 95th Judicial District Court of Dallas County. The plaintiff alleges that its’ former employee forged the plaintiffs’ checks and presented them for payment to Cedar Creek Bank and the bank. The plaintiff is seeking damages of approximately $305,000. Discovery is ongoing. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.

Facilities Operations

A summary as of December 31, 2006, of non-cancelable future operating lease commitments follows (in thousands):

2007	$1,880
2008	1,785
2009	1,607
2010	1,518
2011	1,489
2012 and thereafter	2,746

Total lease expense for all operating leases approximated $2.7 million, $2.2 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The principal commitments of the company are as follows (in thousands):

	December 31,	December 31,
	2006	2005

Loan commitments	$1,050,330	$856,892
Letters of credit	10,494	10,368

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

Letters of credit are conditional commitments issued by the company to guarantee the performance of or payment by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

The company had $51.0 million and $68.0 million of commitments to sell loans at December 31, 2006 and 2005, respectively. The company had $17.8 million of commitments to purchase loans at December 31, 2006 and did not have a commitment to purchase loans at December 31, 2005.

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

Deposits — The estimated value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is equal to the amount payable on demand or the carrying value. Although market premiums paid for depository institutions include an additional value for these deposits, SFAS No. 107

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

prohibits adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest- earning assets with these deposit liabilities. The fair value of fixed-maturity deposits is estimated using a discounted cash flow model with rates currently offered by the company for deposits of similar remaining maturities.

FHLB Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows using rates currently available to the company for advances with similar terms and remaining maturities.

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

The carrying values and estimated fair values of the company’s financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Assets
Cash and cash equivalents	$86,783	$86,783	$125,727	$125,727
Securities available for sale	59,232	59,232	63,779	63,779
Federal Home Loan Bank stock and other investments	99,937	99,937	80,802	80,802
Mortgage-backed securities	290,720	290,720	137,539	137,539
Loans, net of loan fees	4,687,733	4,682,847	3,826,762	3,810,328
Other assets	105,128	105,128	55,784	55,784
Financial liabilities
Deposits	$2,631,964	$2,629,862	$2,121,508	$2,122,093
Federal Home Loan Bank advances	2,309,745	2,310,079	1,842,394	1,850,996
Short-term borrowings	—	—	5,000	5,000
Junior subordinated notes	108,093	108,093	107,960	107,960
Other liabilities	53,920	53,920	60,018	60,018
Fair value of financial instruments with off-balance sheet risk
Commitments to extend credit		$—		$—
Letters of credit		—		—

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

14.	Employee Benefits

Savings Plans

During 2006, 2005 and 2004, the company participated in a tax deferred savings plan, available to all eligible employees, that qualifies as a 401(k) plan. Under the provisions of the plan, eligible employees can make contributions, through salary deductions, of up to 80% of their gross salary, subject to Internal Revenue Service maximum requirements. The company made matching contributions of 100% of the first 3% and 50% of the next 2% of gross compensation contributed by eligible employees. Employee and employer contributions vest immediately. During the years ended December 31, 2006, 2005, and 2004 the company made matching contributions totaling $459,000, $338,000, and $162,000, respectively.

During 2005, a deferred compensation plan was created in which the board of directors of the company may participate. Employees are not eligible for this deferred compensation plan. The directors may defer up to 100% of their director’s fees and the interest rate accrued on the deferred fees is based on a three year LIBOR as of the end of each quarter. The deferred compensation plan had two participants with a total deferral of $160,000 in fees earning interest of 5.10% as of December 31, 2006 and $58,000 in fees earning interest of 4.75% as of December 31, 2005.

Stock Incentive Plans

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

During 2006, the company’s 2006 Long Term Incentive Plan was approved by the stockholders. This plan is administered by the Compensation Committee of the company’s board of directors. Directors, officers, employees and consultants of, and prospective employees and consultants of, us and our subsidiaries and affiliates are eligible to participate in the plan. The terms and conditions of each award are set by the Compensation Committee. The maximum number of shares of common stock that may be delivered to participants and their beneficiaries under the plan is 1,000,000. The plan includes stock options, stock appreciation rights, restricted stock, performance units and other stock-based awards. No participant may be granted stock options and stock appreciation rights covering in excess of 1,000,000 shares of common stock in any calendar year. No more than 1,000,000 shares of restricted stock may be issued during the term of the plan.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The company had no options outstanding prior to January 1, 2002. A summary of stock option activity was as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted
		Average	Number	Average	Number	Average
	Number of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	1,415,029	$14.93	911,535	$13.25	534,205	$10.90
Granted — employees	—	—	438,700	17.70	300,220	16.55
Granted — directors	—	—	140,000	17.62	80,000	16.57
Exercised	(35,504)	16.00	(18,680)	12.59	—	—
Forfeited and cancelled	(34,461)	15.64	(56,526)	16.65	(2,890)	14.20

Outstanding at end of period	1,345,064	$14.89	1,415,029	$14.93	911,535	$13.25

Exercisable at end of period	1,028,995	$14.14	603,304	$14.11	—	—
Weighted average fair value of options granted during period		$—		$4.93		$8.03

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Expected life (years)	7.45	10
Risk free interest rate	4.21%	4.52%
Expected volatility	11.74%	27.03%
Dividend yield	0.00%	0.00%

The following table presents information relating to the company’s stock options at December 31, 2006:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining
Range of Exercise Prices	Outstanding	Price	Life

$10.00 — $12.00	498,364	$10.87	5.7 Years
$16.08 — $16.57	339,180	$16.56	7.3 Years
$17.02 — $18.60	507,520	$17.71	5.6 Years

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes the status of and changes in the company’s nonvested restricted stock awards:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares(1)	Fair Value

Outstanding at beginning of period	26,544	$18.69	—	$—
Granted-employees	101,180	19.69	26,544	18.69
Granted-directors	30,750	19.47	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—

Outstanding at end of period	158,474	$19.48	26,544	$18.69

(1)	Restricted stock was granted in 2005 and shares were issued in 2006.

The restricted stock awards granted generally vest in either five or ten years. Compensation cost for restricted stock awards was $768,000 and $5,000 in 2006 and 2005, respectively. There was no restricted stock issued or outstanding in 2004. The weighted-average remaining contractual life of the restricted stock awards currently outstanding is 6.64 years.

Stock-Based Compensation

Stock-based Compensation Expense.  As stated in Note 1, Summary of Significant Accounting Policies, the company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires that stock-based compensation to employees be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of SFAS 123R during 2006, the company recognized stock-based compensation expense related to stock options and non-vested restricted stock of $1.8 million. Unrecognized stock-based compensation expense related to non-vested stock awards totaled $1.8 million at December 31, 2006.

Valuation of Stock-Based Compensation.

Pro Forma Net Income and Earnings Per Common Share.  The following pro forma information presents net income and earnings per share for 2005 and 2004 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and stock awards is amortized to expense over the related vesting periods.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Years Ended December 31,
	2005	2004

Net income as reported	$26,296	$23,149
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards granted, net of tax	(2,633)	(851)

Pro forma net income	$23,663	$22,298

Common share data:
Basic earnings per share
As reported	$1.16	$1.09
Pro forma	1.04	1.05
Diluted earnings per share
As reported	1.13	1.07
Pro forma	1.02	1.03

15.	Related Parties

On November 4, 2002, the company entered into a three year consulting agreement with Ranieri & Co., Inc. (“Ranieri & Co.”) pursuant to which Ranieri & Co. will provide, among other services, strategic planning advice and guidance, asset and liability management advice, advice regarding capital market transactions and issues and advice regarding merger and acquisition opportunities in the financial services industry. In exchange for these services, the company paid a fee to Ranieri & Co. totaling $500,000 per year and granted Ranieri & Co. a 10 year option to purchase 570,000 shares of our common stock at an exercise price of $10.00 per share. At the date of the grant, the fair value of the option was estimated based on the assumptions of a stock price of $9.00, volatility of 6.1%, risk-free rate of 2.93%, dividend yield of 0.00%, an estimated life of 5 years and a marketability discount of 15.0%. A marketability discount was applied based on restrictions regarding resale contained in the consulting agreement and the absence of any market for the option instruments. At the date of grant, the fair value of the option was $1.79 per share. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of the options were recognized over the life of the consulting agreement, or upon a change of control, as defined in the agreement, if such change of control occurs prior to the end of the three year vesting period. Upon the completion of the company’s initial public offering in December 2003, the options became fully vested and the remaining fair value of the options was recognized in current earnings on the consolidated statements of operations. The consolidated statements of operations include $500,000 for the year ended December 31, 2004 and $417,000 for the year ended December 31, 2005 related to the annual consulting fee. On October 31, 2005, the consulting agreement with Ranieri & Co. expired.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

16.	Income Taxes

The components of income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current
Federal	$11,480	$13,306	$10,360
State and local	738	665	518

	12,218	13,971	10,878
Deferred
Federal	(931)	970	1,515
State and local	(91)	48	76

	(1,022)	1,018	1,591

Total	$11,196	$14,989	$12,469

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2006	2005	2004

Income tax expense computed at the statutory rate	$10,702	$14,450	$12,276
Effect of tax-exempt interest	(201)	(8)	(30)
State Taxes, net	480	829	353
Incentive Stock Option Expenses	295	—	—
Other	(80)	(282)	(130)

Income tax expense, as reported	$11,196	$14,989	$12,469

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Significant deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets
Allowance for credit losses	$3,130	$3,170
Goodwill	—	296
Net unrealized loss on MBS available for sale	1,352	933
Retiree health benefits	194	200
Deferred fees	89	86
Core deposit amortization	1,192	46
Real estate acquired through foreclosure	126	—
SFAS 123R	339	—
Book/Tax timing difference on loss of mortgage sales	5,072	—
Other	391	245

	11,885	4,976

Deferred Tax Liabilities
Federal Home Loan Bank stock dividends	3,423	1,873
Originated mortgage servicing rights	2,132	1,135
Depreciable assets	375	422
Purchase accounting	2,127	282
Acquisition costs and amortization	165	133
Real estate acquired through foreclosure	—	267
Mark to market-hedges	—	320
Mark to market securities and loans	1,086	632
Goodwill	772	—
Other	785	633

	10,865	5,697

Net deferred tax asset/(liability)	$1,020	$(721)

17.	Stockholders’ Equity

Issued and outstanding shares of stock at December 31, 2006 include 23,588,856 shares of $.01 par value common stock.

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

In August and December 2006, 131,973 shares of restricted common stock were authorized to be issued under the company’s 2006 Long Term Incentive plan. In December 2005, 26,544 shares of restricted common stock were

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

authorized to be issued under the company’s 2004 Long Term Incentive plan. In May 2005, in connection with the acquisition of Athens, 831,913 shares of common stock were issued at a price of $17.25 per share. In July 2005, in connection with the acquisition of Elgin, 628,698 shares of common stock were issued at a price of $18.97 per share.

In December 2004, in connection with the acquisition of Cedar Creek, 670,522 shares of common stock were issued at a price of $18.37 per share.

18.	Earnings Per Share

Basic and diluted earnings per share were computed as follows (in thousands, except share data):

	For the Year Ended December 31,
	2006	2005	2004

Net income available to common stock shareholders
Net income	$19,380	$26,296	$23,149
Preferred dividends	(3,863)	—	—

Net income available to common stock shareholders	$15,517	$26,296	$23,149

Shares
Average common shares outstanding	23,393,940	22,739,255	21,276,560
Potentially dilutive common shares from options	478,011	470,638	440,022

Average common shares and potentially dilutive common shares outstanding	23,871,951	23,209,893	21,716,582

Basic earnings per common share	$0.66	$1.16	$1.09

Diluted earnings per common share	$0.65	$1.13	$1.07

Options to purchase 178,100 shares of common stock at an exercise price of $18.60 were excluded from the computation of diluted EPS for the year ended December 31, 2005 because their inclusion would have had an anti-dilutive effect as the options’ exercise price was greater than the average market price of the common stock. The company did not have any anti-dilutive shares during the years ended December 31, 2006 and 2004.

19.	Operating Segments

The company has two reportable operating segments, Banking and Mortgage Banking that are delineated by the products and services that each segment offers. Banking includes both community banking services and commercial lending. Community banking services include direct lending and depository services. Commercial lending services are provided to corporations and other business clients and include a wide array of lending and cash management products. Mortgage Banking includes the origination and sale of residential mortgage loans through both retail and wholesale channels and the single family mortgage loan portfolio. Other is comprised of the company’s junior subordinate notes. Certain prior period amounts have been reclassified to conform to the current presentation.

The accounting policies of each reportable segment are the same as those of the company except for the following items, which impact the Banking and Mortgage Banking segments: (i) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration, accounting and internal audit are allocated to operating segments based on estimated uses of those services, (ii) income tax expense for the individual segments is calculated essentially at the statutory rate, and (iii) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The company uses a match-funded transfer pricing process to assess operating segment performance. The process helps the company to (i) identify the cost or opportunity value of funds within each business segment, (ii) measure the profitability of a particular business segment by relating appropriate costs to revenues, (iii) evaluate each business segment in a manner consistent with its economic impact on consolidated earnings, and (iv) enhance asset and liability pricing decisions.

Financial results by operating segment were as follows (in thousands):

		Mortgage
	Banking	Banking	Other	Total Consolidated

2006
Net interest income (expense)	$66,344	$33,996	$(7,622)	$92,718
Provision for possible loan losses	2,791	1,013	—	3,804
Non-interest income	10,625	(2,733)	781	8,673
Non-interest expense	42,841	23,338	832	67,011

Income (loss) before income taxes	31,337	6,912	(7,673)	30,576
Income tax expense (benefit)	11,517	2,540	(2,861)	11,196

Net income (loss)	$19,820	$4,372	$(4,812)	$19,380

2005
Net interest income (expense)	$48,945	$39,529	$(4,443)	$84,031
Provision for possible loan losses	4,491	368	—	4,859
Non-interest income	8,204	10,578	2	18,784
Non-interest expense	32,566	22,436	1,669	56,671

Income (loss) before income taxes	20,092	27,303	(6,110)	41,285
Income tax expense (benefit)	7,384	10,034	(2,429)	14,989

Net income (loss)	$12,708	$17,269	$(3,681)	$26,296

2004
Net interest income (expense)	$28,953	$38,272	$(1,483)	$65,742
Provision for possible loan losses	1,472	609	—	2,081
Non-interest income	4,803	7,809	—	12,612
Non-interest expense	19,568	19,273	1,814	40,655

Income (loss) before income taxes	12,716	26,199	(3,297)	35,618
Income tax expense (benefit)	4,674	9,628	(1,833)	12,469

Net income (loss)	$8,042	$16,571	$(1,464)	$23,149

2006
Average loans	$1,440,400	$2,796,836	$—	$4,237,236
Average assets	2,308,469	2,738,126	—	5,046,595
Average deposits	2,461,207	11,257	—	2,472,464

2005
Average loans	$898,541	$2,758,065	$—	$3,656,606
Average assets	1,546,782	2,646,764	—	4,193,546
Average deposits	1,948,501	9,376	—	1,957,877

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

		Mortgage
	Banking	Banking	Other	Total Consolidated

2004
Average loans	$408,568	$2,035,942	$—	$2,444,510
Average assets	993,402	1,897,859	—	2,891,261
Average deposits	1,428,877	13,019	—	1,441,896

20.	Regulatory Matters

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

To meet the capital adequacy requirements, the bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes that as of December 31, 2006 and 2005 the bank met all capital adequacy requirements.

The most recent notification from the TDSML and the FDIC categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There have been no conditions or events since that notification which management believes would have changed the bank’s category.

The following is a summary of the bank’s capital ratios for the periods presented (dollars in thousands):

					To Be Categorized as
					Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Franklin Bank, S.S.B. at December 31, 2006:
Total Capital (to risk weighted assets)	$384,422	10.15%	$302,894	8.00%	$378,617	10.00%
Tier I Capital (to risk weighted assets)	372,751	9.85	151,447	4.00	227,170	6.00
Tier I Leverage Capital (to total average assets)	372,751	7.22	206,648	4.00	258,310	5.00
Franklin Bank, S.S.B. at December 31, 2005:
Total Capital (to risk weighted assets)	$288,004	10.41%	$221,408	8.00%	$276,761	10.00%
Tier I Capital (to risk weighted assets)	274,637	9.92	110,704	4.00	166,056	6.00
Tier I Leverage Capital (to total average assets)	274,637	6.33	173,639	4.00	217,048	5.00

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

21.	Quarterly Financial Results (unaudited)

The following table presents summarized data for each of the quarters during the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31, 2006				Year Ended December 31, 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$60,693	$73,326	$75,242	$81,798	$41,232	$47,187	$52,940	$55,815
Interest expense	38,221	48,647	53,179	58,294	20,591	27,026	30,961	34,565

Net interest income	22,472	24,679	22,063	23,504	20,641	20,161	21,979	21,250
Provision for credit losses	329	428	607	2,440	418	426	(428)	4,443

Net interest income after provision for credit losses	22,143	24,251	21,456	21,064	20,223	19,735	22,407	16,807
Non-interest income (loss)	4,648	5,637	6,701	(8,313)	3,514	5,122	5,288	4,860
Non-interest expense	16,394	16,606	17,542	16,469	12,898	14,294	15,242	14,237

Income before taxes	10,397	13,282	10,615	(3,718)	10,839	10,563	12,453	7,430
Income tax expense (benefit)	3,801	4,847	3,871	(1,323)	3,927	3,834	4,521	2,707

Net income	$6,596	$8,435	$6,744	$(2,395)	$6,912	$6,729	$7,932	$4,723
Preferred dividends	—	(629)	(1,617)	(1,617)	—	—	—	—

Net income available to common stockholders	$6,596	$7,806	$5,127	$(4,012)	$6,912	$6,729	$7,932	$4,723

Earnings per common share:
Basic	$0.28	$0.33	$0.22	$(0.17)	$0.32	$0.30	$0.34	$0.20

Diluted	$0.28	$0.33	$0.21	$(0.17)	$0.31	$0.29	$0.34	$0.19

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

22.	Financial Statements of the Parent Company

PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$3,944	$10,507
Investment in Franklin Bank	533,755	431,898
Premises and equipment, net	1	2
Other assets	3,255	4,284

Total assets	$540,955	$446,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Junior subordinated notes	$108,093	$107,960
Other short-term borrowings	—	5,000
Other liabilities	136	900

Total liabilities	108,229	113,860
Stockholders’ equity
Preferred stock	86,250	—
Common stock	236	234
Additional paid-in capital	281,207	281,789
Retained earnings	67,380	51,863
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net	(2,347)	(1,606)
Cash flow hedges, net	—	551

Total stockholders’ equity	432,726	332,831

Total liabilities and stockholders’ equity	$540,955	$446,691

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

INTEREST INCOME — short-term investments	$—	$—	$5
INTEREST EXPENSE
Other short-term borrowings	132	2	—
Junior subordinated notes	7,490	4,441	1,488

Total interest expense	7,622	4,443	1,488
Net interest income (loss)	(7,622)	(4,443)	(1,483)
NON-INTEREST INCOME	781	2	—
NON-INTEREST EXPENSE
Data processing	26	3	3
Professional fees	294	691	772
Professional fees — related parties	—	417	500
Other	506	551	533

Total non-interest expense	826	1,662	1,808

INCOME (LOSS) BEFORE UNDISTRIBUTED INCOME OF THE BANK AND INCOME TAXES	(7,667)	(6,103)	(3,291)
Equity in undistributed income of the bank	24,363	30,263	25,321

Income before taxes	16,696	24,160	22,030
INCOME TAX EXPENSE (BENEFIT)	(2,684)	(2,136)	(1,119)

NET INCOME	$19,380	$26,296	$23,149
Preferred dividends	(3,863)	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,517	$26,296	$23,149

FRANKLIN BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years December 31,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,380	$26,296	$23,149
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Equity in undistributed income of the bank	(24,363)	(30,263)	(25,321)
Depreciation and amortization	134	77	122
Change in interest receivable	156	(96)	(30)
Change in other assets	321	(727)	1,366
Change in other liabilities	(764)	287	(1,889)

Net cash used by operating activities	(5,136)	(4,426)	(2,603)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Athens	—	(43,500)	—
Purchase of Elgin	—	(11,701)	—
Purchase of Cedar Creek	—	—	(11,319)
Purchase of Lost Pines	—	—	(7,148)
Cash and cash equivalents acquired from Cedar Creek	—	—	252
Cash and cash equivalents acquired from Lost Pines	—	—	48
Capital contributions to subsidiary	(80,000)	(79,557)	(649)
Dividends received from subsidiary	3,542	—	—
Purchases of premises and equipment	—	(2)	—

Net cash used by investing activities	(76,458)	(134,760)	(18,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from intercompany borrowings	—	53,000	2,900
Net proceeds for short-term borrowings	(5,000)	5,000	—
Proceeds from issuance of junior subordinated notes	—	85,000	—
Proceeds from issuance of common stock	765	235	—
Proceeds from issuance of preferred stock	86,250	—	—
Preferred stock dividends paid	(3,863)	—	—
Payment of preferred stock issuance cost	(3,082)	—	—
Payment of common stock issuance cost	(39)	(56)	—

Net cash provided by financing activities	75,031	143,179	2,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,563)	3,993	(18,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,507	6,514	25,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,944	$10,507	$6,514

Supplemental disclosures of cash flow information
Cash paid for interest	$8,856	$5,141	$1,630
Non-cash financing activities
Issuance of common stock for Athens	$—	$14,350	$—
Issuance of common stock for Elgin	—	11,927	—
Issuance of common stock for Cedar Creek	—	—	12,317
Repayment of intercompany borrowings by contribution of assets	—	53,000	2,900

See notes to consolidated financial statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2006, management assessed the effectiveness of the company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. The report is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franklin Bank Corp.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Franklin Bank Corp. and subsidiaries (the “company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the company and our report dated March 12, 2007, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2007

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information about our directors is contained in the sections entitled “Item 1 — Election of Class I Directors” and “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business — Executive Officers of the Registrant” in this annual report on Form 10-K. Information about our audit committee, our audit committee financial expert and the procedures by which stockholders may recommend nominees to our board of directors is contained in the section entitled “Governance of the Company” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which section is incorporated herein by reference. Additional information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which section is incorporated herein by reference.

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

Information for this item is contained in the sections entitled “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information about securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” in this annual report on Form 10-K. Information concerning security ownership of certain beneficial owners and management is contained in the section entitled “Ownership of Common Stock” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions with our management is contained in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which section is incorporated herein by reference.

Information concerning the independence of our directors is contained in the section entitled “Governance of the Company” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services is contained in the section entitled “Item 2 — Ratification of Appointment of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed not later than 120 days following December 31, 2006, which section is incorporated herein by reference.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.(1)
2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.(6)
2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.(7)
2.4	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B., and Elgin Bank of Texas dated as of January 26, 2005.(9)
2.5	Purchase and Assumption Agreement by and among Washington Mutual Bank, WM Financial Services, Inc. and Franklin Bank, S.S.B. dated as of June 20, 2005.(10)
2.6	Agreement and Plan of Reorganization, dated as of December 1, 2006, by and among Franklin Bank Corp., FBC Interim Bank, S.S.B., and The First National Bank of Bryan.(16)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(2)
4.1	Specimen of Common Stock Certificate.(3)
4.2	Specimen of Preferred Share Certificate for Series A Non-Cumulative Perpetual Preferred Stock.(11)
4.3	Form of Certificate of Designations of Series A Non-Cumulative Perpetual Preferred Stock.(12)
10.1	BK2 Inc. 2002 Stock Option Plan.(1)
10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan.(2)
10.3	Amendment to Franklin Bank Corp. 2004 Long-Term Incentive Plan dated as of March 1, 2005.(18)
10.4	Franklin Bank Corp. 2006 Long-Term Incentive Plan.(17)
10.5	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long-Term Incentive Plan (directors and executive officers).(15)
10.6	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long- Term Incentive Plan (officers and employees).(14)

Exhibit No.	Description

10.7	Franklin Bank Corp. Key Employee Intermediate-Term Incentive Compensation Plan (including form of grant agreement).(14)
10.8	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)
10.9	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)
10.10	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement.(3)
10.11	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella.(2)
10.12	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield.(2)
10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella.(4)
10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper.(4)
10.15	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey.(4)
10.16	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann.(4)
10.17	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt.(4)
10.18	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield.(4)
10.19	Form of original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.20	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.21	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.22	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.23	Form of original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.24	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.25	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.26	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.27	Form of revised Incentive Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.28	Form of revised Nonqualified Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.29	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.(1)
10.30	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.(1)
10.31	Agreement, dated January 1, 2006, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.(13)
10.32	Agreement, dated July 1, 2006, by and between Franklin Bank, S.S.B. and FiServ Solutions, Inc.
10.33	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.(1)

Exhibit No.	Description

10.34	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.(1)
10.35	Lease Agreement, dated August 26, 2005, by and between Fraydun Realty Co. and Franklin Bank, S.S.B.(13)
10.36	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor.(4)
14.1	Franklin Bank Corp. Code of Ethics and Business Conduct.(5)
21.1	Subsidiaries of the Registrant.
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

(1)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

(2)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

(3)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333 ,ho-108026) filed by the Registrant on December 17, 2003.

(4)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333 -112856) filed by the Registrant on February 13, 2004.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.

(6)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.

(7)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.

(8)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.

(9)	Previously filed on the Company’s Current Report on Form 8-K filed on January 28, 2005.

(10)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on June 23, 2005.

(11)	Previously filed on the Company’s Registration Statement on Form S-3 filed by the Registrant on April 20, 2006.

(12)	Previously filed on the Company’s pre-effective Amendment No. 2 to its Registration Statement on Form S-3 filed by the Registrant on May 4, 2006.

(13)	Previously filed on the Company’s Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.

(14)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on August 15, 2006.

(15)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 28, 2006.

(16)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(17)	Previously filed as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed by the Registrant on April 3, 2006.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, state of Texas, on March 13, 2007.

FRANKLIN BANK CORP.

By:	/s/ Anthony J. Nocella
Name: Anthony J. Nocella

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2007.

Signature	Title

/s/ Anthony J. Nocella Anthony J. Nocella	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Russell McCann Russell McCann	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Lewis S. Ranieri Lewis S. Ranieri	Chairman of the Board of Directors

/s/ James A. Howard James A. Howard	Director

/s/ Lawrence Chimerine, Ph.D Lawrence Chimerine, Ph.D	Director

/s/ David M. Golush David M. Golush	Director

/s/ Alan E. Master Alan E. Master	Director

/s/ Robert A. Perro Robert A. Perro	Director

/s/ William B. Rhodes William B. Rhodes	Director

/s/ John B. Selman John B. Selman	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.(1)
2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.(6)
2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.(7)
2.4	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B., and Elgin Bank of Texas dated as of January 26, 2005.(9)
2.5	Purchase and Assumption Agreement by and among Washington Mutual Bank, WM Financial Services, Inc. and Franklin Bank, S.S.B. dated as of June 20, 2005.(10)
2.6	Agreement and Plan of Reorganization, dated as of December 1, 2006, by and among Franklin Bank Corp., FBC Interim Bank, S.S.B., and The First National Bank of Bryan.(16)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(2)
4.1	Specimen of Common Stock Certificate.(3)
4.2	Specimen of Preferred Share Certificate for Series A Non-Cumulative Perpetual Preferred Stock.(11)
4.3	Form of Certificate of Designations of Series A Non-Cumulative Perpetual Preferred Stock.(12)
10.1	BK2 Inc. 2002 Stock Option Plan.(1)
10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan.(2)
10.3	Amendment to Franklin Bank Corp. 2004 Long-Term Incentive Plan dated as of March 1, 2005.(18)
10.4	Franklin Bank Corp. 2006 Long-Term Incentive Plan.(17)
10.5	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long-Term Incentive Plan (directors and executive officers).(15)
10.6	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long- Term Incentive Plan (officers and employees).(14)
10.7	Franklin Bank Corp. Key Employee Intermediate-Term Incentive Compensation Plan (including form of grant agreement).(14)
10.8	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)
10.9	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)
10.10	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement.(3)
10.11	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella.(2)
10.12	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield.(2)
10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella.(4)
10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper.(4)
10.15	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey.(4)
10.16	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann.(4)
10.17	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt.(4)
10.18	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield.(4)

Exhibit No.	Description

10.19	Form of original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.20	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.21	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.22	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)
10.23	Form of original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.24	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.25	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.26	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.27	Form of revised Incentive Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.28	Form of revised Nonqualified Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)
10.29	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.(1)
10.30	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.(1)
10.31	Agreement, dated January 1, 2006, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.(13)
10.32	Agreement, dated July 1, 2006, by and between Franklin Bank, S.S.B. and FiServ Solutions, Inc.
10.33	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.(1)
10.34	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.(1)
10.35	Lease Agreement, dated August 26, 2005, by and between Fraydun Realty Co. and Franklin Bank, S.S.B.(13)
10.36	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor.(4)
14.1	Franklin Bank Corp. Code of Ethics and Business Conduct.(5)
21.1	Subsidiaries of the Registrant.
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

(1)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

(2)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

(3)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

(4)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333 -112856) filed by the Registrant on February 13, 2004.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.

(6)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.

(7)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.

(8)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.

(9)	Previously filed on the Company’s Current Report on Form 8-K filed on January 28, 2005.

(10)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on June 23, 2005.

(11)	Previously filed on the Company’s Registration Statement on Form S-3 filed by the Registrant on April 20, 2006.

(12)	Previously filed on the Company’s pre-effective Amendment No. 2 to its Registration Statement on Form S-3 filed by the Registrant on May 4, 2006.

(13)	Previously filed on the Company’s Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.

(14)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on August 15, 2006.

(15)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 28, 2006.

(16)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(17)	Previously filed as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed by the Registrant on April 3, 2006.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 14, 2006.