Form 10-Q
period 2007-03-31
FRANKLIN BANK CORP
filed 2007-05-10
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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

     As of May 9, 2007, there were 23,614,229 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$79,464	$86,783
Trading securities	145,157	—
Securities available for sale, at fair value (amortized cost of $9.0 million and $60.8 million at March 31, 2007 and December 31, 2006, respectively)	8,874	59,232
Federal Home Loan Bank stock and other investments, at cost	80,873	99,937
Mortgage-backed securities available for sale, at fair value (amortized cost of $180.5 million and $292.9 million at March 31, 2007 and December 31, 2006, respectively)	180,885	290,720
Loans held for sale	105,207	682,205
Loans held for investment (net of allowance for credit losses of $12.0 million and $11.7 million at March 31, 2007 and December 31, 2006, respectively)	3,915,431	3,993,857
Goodwill	153,527	153,487
Other intangible assets, net of amortization	17,805	14,548
Premises and equipment, net	28,368	28,208
Real estate owned	24,431	22,031
Other assets	112,778	106,359

TOTAL ASSETS	$4,852,800	$5,537,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,401,378	$2,631,964
Federal Home Loan Bank advances	1,842,970	2,309,745
Junior subordinated notes	108,134	108,093
Other liabilities	60,006	54,839

Total liabilities	4,412,488	5,104,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 3,450,000 issued and outstanding	86,250	86,250
Common stock $0.01 par value, 35,000,000 shares authorized and 23,614,229 and 23,588,856 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	236	236
Additional paid-in capital	281,649	281,207
Retained earnings	71,965	67,380
Accumulated other comprehensive income/(loss) — Unrealized gains (losses) on securities available for sale, net	212	(2,347)

Total stockholders’ equity	440,312	432,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,852,800	$5,537,367

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Cash equivalents and short-term investments	$3,354	$2,081
Trading securities	2,049	—
Mortgage-backed securities	2,449	3,523
Loans	70,134	55,089

Total interest income	77,986	60,693

INTEREST EXPENSE
Deposits	26,782	16,971
Federal Home Loan Bank advances	27,056	19,460
Junior subordinated notes	2,002	1,717
Other	—	73

Total interest expense	55,840	38,221
Net interest income	22,146	22,472
PROVISION FOR CREDIT LOSSES	615	329

Net interest income after provision for credit losses	21,531	22,143

NON-INTEREST INCOME
Loan fee income	1,838	1,414
Deposit fees	1,651	1,460
Gain on sale of single family loans and mortgage servicing rights, net	1,288	1,328
Bank owned life insurance income	1,088	62
Other	682	384

Total non-interest income	6,547	4,648
NON-INTEREST EXPENSE
Salaries and benefits	8,789	8,800
Data processing	1,286	1,894
Occupancy	1,800	1,840
Professional fees	732	599
Loan expenses, net	510	479
Core deposit amortization	321	481
Real estate owned	521	(19)
Other	2,566	2,320

Total non-interest expenses	16,525	16,394

Income before taxes	11,553	10,397
INCOME TAX EXPENSE	3,736	3,801

NET INCOME	7,817	6,596
Preferred dividends	(1,617)	—

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS	$6,200	$6,596

Net income per common share
Basic	$0.26	$0.28
Diluted	$0.26	$0.28
Basic weighted average number of common shares outstanding	23,438,780	23,401,622
Diluted weighted average number of common shares outstanding	23,950,380	23,872,592
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,817	$6,596
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	615	329
Net gain on trading securities hedging mortgage servicing rights	(1,017)	—
Change in fair value of mortgage servicing rights	123	—
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(368)	(1,413)
Depreciation and amortization	1,525	1,691
Federal Home Loan Bank stock dividends	(1,218)	(937)
Funding of loans held for sale	(138,521)	(214,455)
Proceeds from principal repayments on trading securities	5,231	—
Proceeds from sale of loans held for sale	99,491	165,329
Proceeds from principal repayments of loans held for sale	19,584	9,354
Net change in loans held for sale	2,284	(492)
Stock based compensation expense	211	229
Change in interest receivable	(2,894)	(2,815)
Change in other assets	(4,119)	24,979
Change in other liabilities	5,167	(25,848)

Net cash provided (used) by operating activities	(6,089)	(37,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Fundings of loans held for investment	(798,607)	(914,291)
Proceeds from principal repayments of mortgage-backed securities	11,654	13,649
Proceeds from sales of loans acquired as held for investment	583,016	—
Proceeds from principal repayments of loans held for investment	953,113	964,277
Proceeds from sales and repayments of securities	530	750
Proceeds from sale of mortgage-backed securities	—	(240)
Proceeds from redemptions of Federal Home Loan Bank stock	23,022	—
Proceeds from sale of real estate owned	505	1,706
Purchases of Federal Home Loan Bank stock and other securities	(2,740)	(8,812)
Purchases of mortgage servicing rights	(2,898)	—
Purchases of mortgage-backed securities	—	(204,647)
Purchases of loans held for investment	(65,627)	(199,649)
Purchases of premises and equipment	(800)	(1,189)
Net change in loans held for investment	(3,264)	(18,148)

Net cash provided (used) by investing activities	697,904	(366,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(231,023)	108,263
Proceeds from Federal Home Loan Bank advances	170,000	847,000
Repayment of Federal Home Loan Bank advances	(636,725)	(638,469)
Proceeds from issuance of common stock	231	—
Dividends on preferred stock	(1,617)	—

Net cash provided (used) by financing activities	(699,134)	316,794

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,319)	(87,253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,783	125,727

CASH AND CASH EQUIVALENTS AT PERIOD END	$79,464	$38,474

Supplemental disclosures of cash flow information
Cash paid for interest	$53,887	$40,542
Cash paid for taxes	146	85
Noncash investing activities
Transfers to loans held for investment	$10,714	$—
Real estate owned acquired through foreclosure	2,910	$15,447
Transfers to trading securities	149,371	$—
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp., a subsidiary of the company, and Franklin Bank, S.S.B. and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp.’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity. In this report, Franklin Bank Corp. (including its subsidiaries) is sometimes referred to as the “company”, “we”, “our”, or “us”, and Franklin Bank, S.S.B. is sometimes referred to as “Franklin Bank” or the “bank”.

Recent accounting standards

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SAFS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the impact, if any, of SFAS 159 on our financial position and results of operations.
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 became applicable to the company’s financial condition, results of operations, or cash flows beginning January 1, 2007.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which became effective for the company beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or cash flows.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, SFAS 156 amends SFAS 140 to allow for either an amortization method or a fair value measurement method. On January 1, 2007 the company adopted the fair value measurement method under FAS 156. See Note 3, Goodwill and Intangible Assets for the effects of the adoption of FAS 156.
     SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 became effective as of January 1, 2007 and did not have a significant impact on the company’s financial condition, results of operation or cash flows.
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
     As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2007 and March 31, 2006, the company recognized stock-based compensation expense related to stock options and restricted stock of approximately $212,000 and $229,000, respectively.
     Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $471,000 at March 31, 2007. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was two years. Unrecognized stock-based compensation expense related to non-vested stock awards was $2.2 million at March 31, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 6.47 years.

2. Earnings per Common Share
     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Net income available to common stock shareholders
Net income	$7,817	$6,596
Preferred dividends	(1,617)	—

Net income available to common stock shareholders	$6,200	$6,596

Shares
Average common shares outstanding	23,438,780	23,401,622
Potentially dilutive common shares from options	511,600	470,970

Average common shares and potentially dilutive common shares outstanding	23,950,380	23,872,592

Basic earnings per common share	$0.26	$0.28

Diluted earnings per common share	$0.26	$0.28

3. Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the three months ended March 31, 2007 are as follows (in thousands):

Total
Balance at January 1, 2006	$147,742
Branches(1)	3,544
Purchase price adjustment(2)	2,201

Balance at December 31, 2006	153,487
Purchase price adjustment(2)	40

Balance at March 31, 2007	$153,527

(1)	Goodwill obtained from purchase of Equity Bank branches in December 2006.

(2)	Purchase price adjustment based on additional information related to the valuation of certain assets acquired and liabilities assumed.

     Intangible assets other than goodwill include core deposit premiums paid. The changes in core deposit intangible are as follows (in thousands):

Core
Deposit
Intangible
Balance at January 1, 2006	$9,322
Athens core deposit intangible adjustment	(1,324)
Branches core deposit intangible adjustment	(153)
Branches(1)	460
Amortization	(1,024)

Balance at December 31, 2006	7,281
Amortization	(321)

Balance at March 31, 2007	$6,960

(1)	Preliminary core deposit intangible from the Equity Bank branch purchase was estimated based on deposits with similar characteristics. Final core deposit intangible will be determined using actual deposit data from the branch acquisition.
     On January 1, 2007, the company adopted SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. Classes of mortgage servicing rights (MSR) are determined in accordance with the company’s risk management practices and market inputs used in determining the fair value of the servicing asset. Accordingly, the company established the existing MSR as one class and began initially recognizing this MSR at fair value and elected to irrevocably continue application of fair value accounting to this class of MSR. Upon adoption of this Statement, the company also made the irrevocable election to reclassify certain available-for-sale securities to trading securities. These securities were identified as offsetting the company’s exposure to changes in fair value of the MSR that the company elected to measure at fair value. The company recorded the adoption of SFAS 156 as a cumulative effect adjustment to beginning retained earnings of $1.6 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2007 and the amount of gains and losses in accumulated other comprehensive income related to the reclassified securities at December 31, 2006. The balance of MSR included within other intangible assets on the Consolidated Balance Sheets represents the rights to service approximately $794.0 million of mortgage loans at March 31, 2007, for which a servicing right has been capitalized. Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business, the company relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), expected prepayments, age (new, seasoned, or moderate), agency type and other factors. The company uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. The company also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience. Following is a summary of changes in capitalized MSR as of March 31, 2007: (in thousands)

Fair value on January 1, 2007	$7,267
Addition of mortgage servicing rights	3,701
Reductions due to loan payments	(292)
Changes in fair value due to:
Changes in current market interest rates	169
Changes in assumptions	—
Other changes in fair value	—

Fair value on March 31, 2007	$10,845

     In periods prior to January 1, 2007, these amounts were included at the lower of cost, net of accumulated amortization, or fair value. MSR were amortized over the period of and in proportion to the estimated net servicing revenues. MSR were periodically evaluated for impairment. Impairment occurred when the current fair value of the servicing right was less than its recorded value. A quarterly value impairment analysis was performed using a discounted cash flow analysis which was disaggregated by strata representing predominant risk characteristics, including fixed and adjustable rate loans. Impairment, if any, was recognized through a valuation allowance for individual strata. However, if the impairment was determined to be other than temporary, a direct write-off of the asset was made. With the adoption of SFAS No. 156, MSR are valued at fair value, both initially and prospectively; impairment tests are no longer performed. Following is a summary of changes in capitalized MSR as of March 31, 2006: (in thousands)

January 1, 2006	$4,632
Addition of mortgage servicing rights	863
Amortization	(188)

March 31, 2006	$5,307

     MSR on March 31, 2006, had an estimated market value of approximately $6.6 million. This balance represents the rights to service approximately $365.1 million of mortgage loans on March 31, 2006 for which a servicing right was capitalized.
     The company uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization or sale. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows for the three months ended March 31, 2007:

Weighted average age (in years)	1.6
Annual constant prepayment rate	16.5%
Annual discount rate	10.6%
Annual cost to service (per loan)	$46.00
Annual earnings on escrow	4.98%
4. Preferred Stock
      In May 2006, the company issued 3,450,000 shares of Series A Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25.00 per share, receiving gross proceeds of $86.3 million. Dividends on the preferred shares are non-cumulative and are payable quarterly when, and if, declared by the board of directors (or a duly authorized committee of the board). Dividends on the preferred shares will accrue at a fixed rate per annum of 7.50%, applied to the liquidation preference of $25 per share. The company may redeem the preferred shares at any time in whole or in part on or after May 10, 2011 at a cash redemption price of $25 per share, plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends.
      The Series A Non-Cumulative Perpetual Preferred Stock has no stated maturity date and is not convertible into any other of our securities. The preferred shares have no voting rights, except with respect to certain fundamental changes in the terms of the preferred shares and in the case of certain dividend non-payments.
      On March 15, 2007, the company paid the dividend on the preferred stock of $1.6 million to preferred shareholders of record on March 1, 2007.
      The company is a holding company and its ability to pay dividends depends upon the receipt of dividends or other capital distributions from Franklin Bank. The declaration of dividends by Franklin Bank is subject to the discretion of its board of directors and is subject to the regulatory authority of the Texas Department of Savings and Mortgage Lending (“TDSML”), the Office of Thrift Supervision (“OTS”), and the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2007, there were no preferred dividend restrictions.
5. Income Taxes
     The company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the company’s financial statements.
     The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The company is no longer subject to U.S. federal tax examinations for years before 2003 and for state tax examinations for years before 2002.
     The company’s effective tax rate for the three months ended March 31, 2007, was approximately 32.3% compared to 36.6% for the three months ended March 31, 2006. The decrease in the company’s effective tax rate for the first quarter of 2007 was from an increase in tax-exempt investments.
     The company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other non-interest expense and interest paid or received is recorded as interest expense or interest income, respectively, in the statement of operations.
6. Operating Segments
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
     The accounting policies of each reportable segment are the same as those of the company except for the following items, which impact Banking and Mortgage Banking segments; (i) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration, accounting and internal audit are allocated to operating segments based on estimated uses of those services, (ii) income tax expense for the individual segments is calculated essentially at the statutory rate, (iii) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.
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
      Financial results by operating segment were as follows (in thousands):

		Mortgage		Total
	Banking	Banking	Other	Consolidated
March 31, 2007
Net interest income (expense)	$18,880	$5,268	$(2,001)	$22,147
Provision for possible loan losses	(803)	188	—	(615)
Non-interest income	3,172	3,375	—	6,547
Non-interest expense	(11,047)	(5,300)	(179)	(16,526)

Income (loss) before income taxes	10,202	3,531	(2,180)	11,553
Income tax expense (benefit)	(3,571)	(1,236)	1,071	(3,736)

Net income (loss)	$6,631	$2,295	$(1,109)	$7,817

March 31, 2006
Net interest income (expense)	$15,137	$9,124	$(1,789)	$22,472
Provision for possible loan losses	(301)	(28)	—	(329)
Non-interest income	2,316	2,327	5	4,648
Non-interest expense	(10,494)	(5,635)	(265)	(16,394)

Income (loss) before income taxes	6,658	5,788	(2,049)	10,397
Income tax expense (benefit)	(2,330)	(2,026)	555	(3,801)

Net income (loss)	$4,328	$3,762	$(1,494)	$6,596

March 31, 2007
Average loans	$1,867,002	$2,324,788	$—	$4,191,790
Average assets	2,819,463	2,332,800	—	5,152,263
Average deposits	2,487,095	10,711	—	2,497,806

March 31, 2006
Average loans	$1,212,974	$2,640,996	$—	$3,853,970
Average assets	1,964,912	2,646,049	—	4,610,961
Average deposits	2,142,100	8,280	—	2,150,380
7. Subsequent Events
     On April 18, 2007 the company issued $100 million in contingent convertible senior notes due 2027. The notes will bear interest at the rate of 4% per annum, payable semiannually in arrears, and will be convertible at a conversion price of $22.00 per share, subject to adjustment, which represents a 40% conversion premium over the April 12, 2007 closing price of the company’s common stock of $15.70 per share. Unless we make an irrevocable election to physically settle, a holder will receive cash, and in certain circumstances, common stock upon conversion of its notes. The net proceeds from the offering were used to finance a portion of the purchase price of the First National Bank of Bryan in Bryan, Texas.
     On May 8, 2007, the company completed our previously announced acquisition of the First National Bank of Bryan in exchange for $134 million in cash.

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

     Our Annual Report on Form 10-K for the year ended December 31, 2006, or the 2006 Form 10-K, includes a description of the material risks related to our business. The discussions of our financial condition, results of operations and cash flows contained in this report should be read in conjunction with the risk factors contained in Item 1A of the 2006 Form 10-K and the risk factors contained in Part II, Item 1A of any subsequent filed Quarterly Report on Form 10-Q, including this Form 10-Q for the quarter ended March 31, 2007.

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

Overview

      Franklin Bank Corp. is a Texas-based savings and loan holding company headquartered in Houston, Texas. Through our subsidiary Franklin Bank, S.S.B., a Texas state savings bank, we operate a community banking strategy that is focused on growth areas outside of the major metropolitan areas of Texas. We offer a wide variety of community banking and commercial lending products that allow us to serve our customers both in our communities and on a national basis. At March 31, 2007, we had 39 community banking offices in Texas and eight regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan, Colorado, California and Washington D.C. As a complement to our community and commercial banking activities, we offer single family mortgages through 46 retail and one wholesale origination offices in 20 states.

Significant Transactions

     In December 2006, we reclassified approximately $580 million of our single family portfolio loans to held for sale and incurred related net charges of $14.0 million, or $8.8 million net of tax. This reclassification was made as part of the restructuring of our single family loan portfolio. These loans were sold subsequent to December 31, 2006.
     On December 8, 2006, we acquired two banking offices from Equity Bank for a purchase premium of approximately $3.9 million and $123,000 in direct acquisition costs through March 31, 2007. These two banking offices added approximately $43.0 million in deposits and $2.8 million in loans. The addition of these offices expanded our east Texas market.
     On December 4, 2006, we announced the signing of an agreement to acquire the First National Bank of Bryan in exchange for $134 million in cash. At March 31, 2007, First National Bank of Bryan had approximately $540 million in assets and community banking loans and deposits of approximately $384 million and $454 million, respectively. This transaction closed on May 8, 2007.

      In May 2006, the company issued 3,450,000 shares of Series A Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25.00 per share, receiving gross proceeds of $86.3 million. Dividends on the preferred shares are non-cumulative and are payable quarterly when, and if, declared by the board of directors (or a duly authorized committee of the board). Dividends on the preferred shares accrue at a fixed rate per annum of 7.50%, applied to the liquidation preference of $25 per share. The company may redeem the preferred shares at any time in whole or in part on or after May 10, 2011 at a cash redemption price of $25 per share, plus any declared and unpaid dividends to the redemption date, without accumulation of any undeclared dividends.

     RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

     Net income available to common shareholders was $6.2 million, or $0.26 per diluted share, for the three months ended March 31, 2007, compared to $6.6 million, or $0.28 per diluted share, for the three months ended March 31, 2006. Also, dividends of $1.6 million were paid to preferred stock shareholders in the first quarter of 2007.

     Net interest income. Net interest income decreased $326,000 to $22.1 million for the three months ended March 31, 2007, compared to $22.4 million for the same period in 2006. The decrease was primarily due to a decrease in the net yield of 21 basis points. This decrease in net yield was primarily from the increase in wholesale funding costs and the continued compression in the margin on our single family loans due to the inverted yield curve. Offsetting part of the effects of the yield curve was an increase in average interest-earning assets of $455.4 million.

     The table below illustrates the company’s average balances and related income, expense, and weighted average yields and rates for the three months ended March 31, 2007 and 2006. Balances for both periods presented are based on daily averages, except for Athens from its acquisition on May 9, 2005 until it was converted to our systems on January 26, 2006, whose average balances are calculated using average monthly balances.

	Three Months Ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Interest-Earning Assets
Short-term interest earning assets	$159,016	$2,016	5.07%	$46,065	$493	4.28%
Trading securities	150,319	2,049	5.53	—	—	—
Available for sale securities	7,793	120	6.24	64,738	642	4.03
FHLB stock and other investments	93,263	1,218	5.30	86,281	946	4.44
Mortgage-backed securities	187,084	2,449	5.24	282,782	3,523	4.98
Loans
Single family	2,324,788	32,518	5.59	2,640,996	33,119	5.02
Builder lines	1,212,602	25,364	8.48	743,351	14,022	7.65
Commercial real estate	373,375	7,071	7.68	182,396	3,229	7.18
Mortgage banker finance	134,152	2,482	7.50	155,995	2,416	6.28
Commercial business	38,103	678	7.21	40,858	696	6.91
Consumer	108,770	2,021	7.53	90,374	1,607	7.21

Total loans	4,191,790	70,134	6.74	3,853,970	55,089	5.75

Total interest-earning assets	4,789,265	77,986	6.56	4,333,836	60,693	5.63
Non-interest-earning assets	362,998			277,125

Total assets	$5,152,263			$4,610,961

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$159,415	$673	1.71%	$202,462	$805	1.61%
Money market and savings	262,851	2,082	3.21	239,405	1,362	2.31
Certificates of deposit	875,312	9,986	4.63	694,700	5,997	3.50
Non-interest bearing deposits	146,810	—	—	150,253	—	—

Total community banking	1,444,388	12,741	3.58	1,286,820	8,164	2.57
Wholesale and money desk	1,053,418	14,041	5.41	863,560	8,807	4.14

Total deposits	2,497,806	26,782	4.35	2,150,380	16,971	3.20

FHLB advances	2,059,500	27,056	5.25	1,970,910	19,460	3.95
Short term borrowing	—	—	—	5,000	73	5.83
Junior subordinated notes	108,106	2,002	7.41	107,972	1,717	6.36

Total interest-bearing liabilities	4,665,412	55,840	4.82	4,234,262	38,221	3.63
Non-interest-bearing liabilities and stockholders’ equity	486,851			376,699

Total liabilities and stockholders’ equity	$5,152,263			$4,610,961

Net interest income/interest rate spread		$22,146	1.74%		$22,472	2.00%

Net yield on interest-earning assets			1.87%			2.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.65%			102.35%

Non-interest income. Non-interest income comprises the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Loan fee income	$1,838	$1,414
Deposit fees	1,651	1,460
Gain on sale of single family loans and mortgage servicing rights, net	1,288	1,328
Bank owned life insurance income	1,088	62
Other	682	384

	$6,547	$4,648

     Non-interest income increased $1.9 to $6.5 million for the three months ended March 31, 2007, compared to $4.6 million for the same period a year ago. This increase was due to an increase in loan fee income and income from bank owned life insurance.

     Loan fee income increased $424,000 during the three months ended March 31, 2007, to $1.8 million, from $1.4 million during the three months ended March 31, 2006. This increase is related to higher mortgage lending service fees and a decrease in mortgage servicing rights amortization due to the adoption of SFAS 156.

     Deposit fees increased $191,000 during the three months ended March 31, 2007, to $1.7 million, from $1.5 million during the three months ended March 31, 2006. This increase relates to NSF fees, safe deposit rentals and fees charged for other banking related services.

     Gain on sale of single family loans and mortgage servicing rights, net decreased $40,000 during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Sales of single family loans from the warehouse decreased $61.1 million to $102.9 million for the three months ended March 31, 2007 from $164.0 million for the three months ended March 31, 2006. Gains on the sale of single family warehouse loans were $373,000, or 36 basis points, compared to $1.3 million, or 81 basis points. For the period ended March 31, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio. For the three months ended March 31, 2007, we recorded a loss in fair value on the MSR portfolio of $103,000 and recorded a gain on the securities of $1.0 million.

     Bank owned life insurance income increased $1.0 million during the three months ended March 31, 2007, to $1.1 million, compared to $62,000 during the three months ended March 31, 2006, as a result of the purchase of $75 million in bank owned life insurance in December 2006.

Non-interest expense. Non-interest expense comprises the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Salaries and benefits	$8,789	$8,800
Data processing	1,286	1,894
Occupancy	1,800	1,840
Professional fees	732	599
Loan expenses, net	510	479
Core deposit amortization	321	481
Real estate owned	521	(19)
Other	2,566	2,320

	$16,525	$16,394

     Non-interest expense increased $131,000 during the three months ended March 31, 2007, to $16.5 million, compared to $16.4 million for the three months ended March 31, 2006. The increase in non-interest expense is due to higher real estate owned, professional and other expenses partially offset by lower data processing expenses.

     Data processing expense decreased $608,000, during the three months ended March 31, 2007 to $1.3 million, compared to $1.9 million for the three month period ended March 31, 2006. The decrease is a result of cost associated with the conversion of the Athens acquisition in the three months ended March 31, 2006 and lower data processing and computer service expenses from the negotiation of new contracts covering these services.

     Professional fees increased $133,000 during the three months ended March 31, 2007, to $732,000, from $599,000 during the three months ended March 31, 2006. The increase was primarily related to higher accounting, audit, and legal fees.

     Core deposit amortization decreased $160,000 during the three months ended March 31, 2007, to $321,000 compared to $481,000 during the three months ended March 31, 2006. During the second quarter of 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis on the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million. The amortization of the core deposit intangible for these two acquisitions is being amortized on a straight-line basis over eight-years.

     Real estate owned expense increased $540,000 during the three months ended March 31, 2007, to $521,000, compared to ($19,000) for the three months ended March 31, 2006. This increase is primarily related to valuation reserves on single family properties.

     Other non-interest expense increased $246,000 during the three months ended March 31, 2007. This increase is primarily related to higher costs related to insurance, dues and memberships, and loss on sale of assets.

Results of Segment Operations
     The company’s operations are managed along two operating segments: Banking and Mortgage Banking; non operating results are reported as “Other”. A description of each business and the methodologies used to measure financial performance is described in Note 5, Operating Segments, in the accompanying notes to consolidated interim financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	March 31,
	2007	2006
	(in thousands)
Banking	$6,631	$4,328
Mortgage Banking	2,295	3,762
Other	(1,109)	(1,494)

Consolidated net income	$7,817	$6,596

Banking
     Net income for the three months ended March 31, 2007 increased $2.3 million, or 53%, compared to the three months ended March 31, 2006.
     Net interest income for the three months ended March 31, 2007 increased $3.7 million, or 25%, compared to the three months ended March 31, 2006. The increase primarily resulted from an increase in average balances in builder lines and commercial real estate loans.
     The provision for possible loan losses for the three months ended March 31, 2007 totaled $803,000 compared to $301,000 for the three months ended March 31, 2006. The increase primarily resulted from an overall increase in outstanding loans as well as a delinquent commercial loan in Arizona that we expect to foreclose during the second quarter of this year.
     Non-interest income for the three months ended March 31, 2007 increased $856,000, or 37%, compared to the three months ended March 31, 2006. The increase was primarily due to income on bank-owned life insurance purchased at the end of the fourth quarter of 2006.
     Non-interest expense for the three months ended March 31, 2007 increased $553,000, or 5%, compared to the three months ended March 31, 2006. The increase was primarily related to increases in salaries and benefits, occupancy, and real estate owned expenses. Salaries and benefits increased $515,000, or 10%. This increase was primarily the result of higher incentive expenses. The increase in occupancy expense of $129,000, or 9%, was primarily due to repairs and maintenance on branch offices. The increase in real estate owned expenses of $174,000 was primarily due to additional reserves on existing properties to reflect current market conditions. These increases were partly offset by decreases in data processing and core deposit amortization. Data processing expense decreased $598,000 or 40%. This decrease is a direct result of cost associated with the conversion of the Athens acquisition in the three months ended March 31, 2006 and reduced data processing costs from the renegotiation of the contract relating to these services beginning in the third quarter of 2006.
Mortgage Banking
     Net income for the three months ended March 31, 2007 decreased $1.5 million, or 39%, compared to the three months ended March 31, 2006.
     Net interest income for the three months ended March 31, 2007 decreased $3.9 million, or 42%, compared to the three months ended March 31, 2006. The decrease was primarily the result of a lower average balance in our single family loans held for sale and a reduced net yield from an inverted yield curve. Additionally, we completed the sale of $580 million of single family loans in January 2007 that were reclassified to held for sale in December 2007.
     Non-interest income for the three months ended March 31, 2007 increased $1.0 million, or 45%, compared to the three months ended March 31, 2006. This increase was the result of a net gain of $1.0 million recorded on our mortgage servicing rights and the related trading securities used to hedge these servicing rights under SFAS 156, which the company adopted January 1, 2007. For additional information on the adoption of SFAS 156, see Note 3, Goodwill and Intangible Assets, in the accompanying notes to consolidated interim financial statements included elsewhere in this report.
     Non-interest expense for the three months ended March 31, 2007 decreased $335,000, or 6%, compared to the three months ended March 31, 2006. The decrease was primarily due to a $527,000 decrease in salaries and benefits and a $170,000 decrease in occupancy expenses partly offset by a $366,000 increase in real estate owned expenses. The decrease in salaries and benefits was the result of lower volume of originations and occupancy was the result of five fewer retail mortgage offices at March 31, 2007 compared to March 31, 2006. The increase in real estate owned expenses is due to an increase in the number of foreclosed real estate properties.
Other
     The net loss for the Other segment decreased $384,000 during for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease was primarily due to a decrease in income tax expense due to a lower effective tax rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 partly offset by a decrease in net interest income. As market interest rates have increased, the Other segment has experienced a corresponding increase in interest cost related to the variable-rate junior subordinated notes issued in February, May and August 2005 and November 2002.

Financial Condition

General. Total assets decreased $684.5 million to $4.8 billion at March 31, 2007, from $5.5 billion at December 31, 2006. The decrease in assets was primarily attributable to the sale of $580 million of single family loans, which was completed in January 2007 and the continued planned reduction of single family loans.

Investment Portfolio. The following table sets forth the composition and fair value of our investment portfolio, excluding trading securities, as of the dates indicated (in thousands). At these dates, no securities were characterized as held-to-maturity.

	March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Private fixed rate	$85,752	$550	$—	$86,302
Private adjustable rate	1,133	—	(14)	1,119
Agency fixed rate	47,654	135	(354)	47,435
Agency adjustable rate	45,917	342	(230)	46,029

Total mortgage-backed securities	180,456	1,027	(598)	180,885

Securities available for sale:
Mutual fund investment	1,000	—	(17)	983
Agency securities	3,480	—	(61)	3,419
Municipal bonds	4,487	6	(21)	4,472

Total securities available for sale	8,967	6	(99)	8,874

Trading securities:
Private fixed rate	62,066	—	—	62,066
Agency fixed rate	33,183	—	—	33,183
Mutual fund investment	49,908	—	—	49,908

Total trading securities	145,157	—		145,157

Federal Home Loan Bank stock and other investments	80,873	—	—	80,873

Total investment portfolio	$415,453	$1,033	$(697)	$415,789

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment portfolio
Mortgage-backed securities:
Private fixed rate	$155,662	$—	$(1,050)	$154,612
Private adjustable rate	1,238	—	(15)	1,223
Agency fixed rate	84,702	54	(1,097)	83,659
Agency adjustable rate	51,271	294	(339)	51,226

Total mortgage-backed securities	292,873	348	(2,501)	290,720

Securities available for sale:
Mutual fund investment	52,299	—	(1,467)	50,832
Agency securities	3,480	—	(78)	3,402
Municipal bonds	5,025	2	(29)	4,998

Total securities available for sale	60,804	2	(1,574)	59,232

Federal Home Loan Bank stock and other investments	99,937	—	—	99,937

Total investment portfolio	$453,614	$350	$(4,075)	$449,889

     The company had no trading securities at December 31, 2006. As discussed in Note 3, Goodwill and Intangible Assets, the company made the election to reclassify certain available-for-sale securities to trading securities on January 1, 2007 when the company adopted the provisions of SFAS 156. These securities were identified as offsetting the company’s exposure to changes in fair value of the MSR that the company elected to measure at fair value.

     Our investment portfolio decreased $34.1 million during the three months ended March 31, 2007, to $415.8 million, from $449.9 million at December 31, 2006. During the three months ended March 31, 2007 we had principal repayments and maturities of $40.4 million. Offsetting these principal repayments and maturities were purchases of $2.7 million.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$2,008,971	51.54%	$2,112,055	53.11%
Builder lines	1,228,348	31.52	1,200,798	30.20
Mortgage banker finance	131,145	3.36	150,731	3.79
Commercial real estate	330,507	8.48	321,138	8.08
Commercial business	39,417	1.01	39,543	0.99
Multi-family	48,122	1.23	41,665	1.05
Consumer	111,073	2.85	110,463	2.78

Sub-total	3,897,583	100.00%	3,976,393	100.00%

Allowance for credit losses	(11,958)		(11,671)
Deferred loan costs, net	29,806		29,135

Total loans held for investment	3,915,431		3,993,857

Held for sale:
Single family mortgages	103,825		677,837
Deferred loan costs, net	1,382		4,368

Total loans held for sale	105,207		682,205

Total loans	$4,020,638		$4,676,062

      The loan portfolio, excluding the allowance for credit losses, premiums and deferred fees and costs, decreased $652.8 million, to $4.0 billion, at March 31, 2007, compared to $4.7 billion at December 31, 2006. This decrease was primarily in our single family mortgage loans. Single family loans held for investment were $2.0 billion at March 31, 2007 and $2.1 billion at December 31, 2006. During the three months ended March 31, 2007, purchases of single family loans held for investment totaled $65.6 million and principal repayments were $178.7 million. Single family loans held for sale decreased $574.0 million, to $103.8 million, at March 31, 2007, from $677.8 million at December 31, 2006. Sales of single family loans held for sale totaled $682.9 million, originations were $138.5 million, and repayments were $19.6 million during the three months ended March 31, 2007. The decrease in single family loans is a result of the $580 million sale in the first quarter of 2007 and the continued planned reduction in single family mortgages held for investment. Our commercial lending portfolio, which comprises builder lines, commercial real estate, commercial business, mortgage banker finance and multifamily loans was $1.8 billion, at March 31, 2007 and December 31, 2006. Fundings of commercial lines totaled $788.5 million and principal repayments were $764.8 million during the three months ended March 31, 2007.

Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	March 31,	December 31,
	2007	2006
Non-interest bearing	$145,831	$158,522
Custodial accounts	10,568	6,917
Interest bearing deposits
Checking accounts	146,589	147,570
Money market accounts	215,179	213,255

Subtotal	361,768	360,825
Savings accounts	47,644	48,956
Certificates of deposit
Consumer and commercial	885,402	865,494
Wholesale and brokered	950,165	1,191,250

Subtotal	1,835,567	2,056,744

Total interest bearing deposits	2,244,979	2,466,525

Total deposits	$2,401,378	$2,631,964

     Deposits decreased $230.6 million during the three months ended March 31, 2007, to $2.4 billion, from $2.6 billion at December 31, 2006. Wholesale and brokered deposits decreased $241.1 million. We expect that brokered and wholesale deposits will remain a significant source of our deposit funding.

Borrowings. Borrowings comprise Federal Home Loan Bank, or “FHLB”, advances. FHLB advances decreased $446.8 million during the three months ended March 31, 2007, to $1.8 billion, from $2.3 billion at December 31, 2006. At March 31, 2007, FHLB advances were 42.3% of our total funding liabilities.

Credit Quality

Non-Performing Assets

     Non-performing assets comprise non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	March 31,	December 31,
	2007	2006
Non-performing loans
Single family mortgages	$10,232	$12,383
Commercial	7,226	494
Consumer	470	383

Total non-performing loans	17,928	13,260

Real estate owned
Single family mortgages	6,133	3,803
Commercial	17,753	17,460

Total real estate owned	23,886	21,263

Total non-performing assets	$41,814	$34,523

      Non-performing assets increased $7.3 million during the three months ended March 31, 2007, to $41.8 million, from $34.5 million at December 31, 2006. The increase in commercial non-performing loans is primarily the result of an impaired commercial loan in Arizona that we expect to foreclose during the second quarter.

     At March 31, 2007, we had $41.8 million in non-performing assets, comprised of $17.9 million in loans that were four payments or more delinquent in nonaccrual status and $23.9 million of real estate owned. This compares to $34.5 million in non-performing assets at December 31, 2006, comprised of $13.2 million in loans that were four payments or more delinquent in nonaccrual status and $21.3 million of real estate owned. At March 31, 2007 and December 31, 2006, the company had impaired loans totaling approximately $6.8 million and $6.7 million, respectively. Additionally, at March 31, 2007, the company had $40.1 million of loans that were four payments or more delinquent and still accruing interest, which are primarily composed of single family loans serviced by others under an agreement with the servicer whereby we receive scheduled payments until foreclosure.

     We have an investment in real estate development of single family lots. This investment totaled $545,000 and $768,000 at March 31, 2007 and December 31, 2006, respectively.
     The recorded investment in impaired loans and the related allowances were as follows (in thousands):

	March 31,	December 31,
	2007	2006
With allowances	$6,761	$6,711
Without allowances	—	—

	$6,761	$6,711

Allowance for impaired loans	$676	$400
     The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Average balance of impaired loans	$6,761	$5,685
Interest income recognized	—	—

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

     At March 31, 2007 and December 31, 2006, we had $18.1 million and $14.4 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Three Months Ended
	March 31,
	2007	2006
Beginning balance	$11,671	$13,367
Provisions for credit losses
Single family	(205)	26
Commercial	760	317
Consumer	60	(15)
Charge-offs
Single family	(255)	(31)
Commercial	(49)	(152)
Consumer	(46)	(38)
Recoveries
Commercial	—	4
Consumer	22	14

Ending balance	$11,958	$13,492

Allowance for credit losses to non-performing loans	66.70%	155.99%
Allowance for credit losses to total loans	0.30	0.34
Allowance for credit losses to average loans	0.29	0.35
Net charge-offs to average loans	0.01	0.02

     The allowance for credit losses at March 31, 2007 was $12.0 million, or 0.30% of total loans outstanding, an increase of $287,000 from December 31, 2006. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio as of March 31, 2007.

     The increase in the allowance for credit losses during the three months ended March 31, 2007 was primarily due to growth in the commercial loan portfolio.

     See Note 1, Summary of Significant Accounting Policies — Allowance for Credit Losses, to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of our allowance for credit losses.

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

     The following table presents the bank’s regulatory capital and the regulatory capital requirements at March 31, 2007:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	7.59%
Tier 1 risk-based capital ratio	6.00%	10.83%
Total risk-based capital	10.00%	11.17%

     The bank’s regulatory capital at March 31, 2007 was in excess of the “well capitalized” requirements.

Liquidity

     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the three months ended March 31, 2007 and 2006, a significant source of funding has been from our deposits, both community banking and wholesale and brokered.

     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At March 31, 2007, our borrowings from the FHLB were $1.8 billion and our additional borrowing capacity was approximately $581.5 million. At March 31, 2007, we had no securities sold under agreement to repurchase.

     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our preferred stock or our common stock and to meet our other cash obligations, including the servicing of our junior subordinated notes and contingent convertible senior notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. The stated annual dividends on our preferred stock, which are not cumulative, are $6.5 million per year. At March 31, 2007, we had approximately $3.8 million in available cash and the bank had the ability to pay approximately $61.0 million in dividends.

     The FDIC has the authority to prohibit the bank from engaging in an unsafe or unsound practice in conducting its business and under such authority could impose dividend restrictions. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by savings banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the Prompt Corrective Action provisions could limit the amount of dividends which the bank may pay to the company. The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The bank is not in default in any assessment payment to the FDIC.
     The bank is required to give the OTS 30 days’ notice before making any dividend to us. The OTS may object to the dividend if it believes the distribution will be unsafe and unsound. An application to the FDIC is also necessary if any distribution would cause the bank to become less than adequately capitalized. Neither the OTS nor the FDIC is likely to approve any distribution that would cause the bank to fail to meet its capital requirements or to become under-capitalized on a pro forma basis after giving effect to the proposed distribution. The FDIC has back-up authority to take enforcement action if it believes that a capital distribution by the bank constitutes an unsafe or unsound action or practice, even if the OTS has permitted the distribution.

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

Derivatives and Hedging Activities
     In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statements of operations. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of March 31, 2007, we had $48.3 million of fixed rate mortgage loans with committed interest rates that had not closed and $19.0 million in forward sales agreements allocated to these commitments, based on an expected close rate of 62.50% for these loans.

Interest Rate Risk Management

     The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at March 31, 2007 was a negative gap of $59.2 million, or 1.2%, of total assets, compared to a negative gap of $193.2 million, or 3.49% of total assets, at December 31, 2006. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At March 31, 2007, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points.

     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base
	(in thousands)
Up 200 basis points	$93,356	3.4%
Up 100 basis points	92,357	2.3
Base	90,283	—
Down 100 basis points	90,981	.07
Down 200 basis points	88,984	(1.4)

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective.

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

     In November 2005, the bank was named in a lawsuit, filed by G.M. Sign, Inc. in Illinois State Court, where the plaintiff alleges that the bank sent faxes in violation of the Telephone Consumer Protection Act of 1991. The plaintiff has filed a motion for class certification. The plaintiff alleges unspecified damages. The bank has filed a motion for removal to federal court and a motion to dismiss. The bank’s motion for removal to federal district court was granted and this lawsuit is pending in the U.S. District Court for the Northern District of Illinois - Eastern Division . Discovery is still ongoing. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.

     In November 2005, the bank was named in a lawsuit, filed by T.W. Tire and Service, Inc. in the 95th Judicial District Court of Dallas County, The plaintiff alleges that its former employee forged the plaintiff’s checks and presented them for payment to Cedar Creek Bank and the bank. The plaintiff is seeking damages of approximately $305,000. Discovery is ongoing. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.
Item 1A. Risk Factors
     Item 1A of the 2006 Form 10-K sets forth information relating to the material risks and uncertainties that affect our business. No material changes from risk factors previously disclosed in the 2006 Form 10-K have occurred, and these risk factors continue to be relevant to an understanding of our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There were no transactions by the company during the period covered by this report involving sales of the company’s securities that were not registered under the Securities Act of 1933, as amended.
     Neither we nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act) made any purchases of our registered equity securities during the quarter covered by the report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

4.1	First Supplemental Indenture, dated as of April 18, 2007, to the Indenture, dated as of April 9, 2007, between the Company and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K dated April 12, 2007)

4.2	Form of Indenture for Subordinated Debt Securities (including form of Note for Subordinated Debt Securities). (Incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3 (Registration No. 333-141039) dated April 5, 2007)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

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

Franklin Bank Corp.
(Registrant)

Date: May 10, 2007	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit
Number	Description

4.1	First Supplemental Indenture, dated as of April 18, 2007, to the Indenture, dated as of April 9, 2007, between the Company and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K dated April 12, 2007)

4.2	Form of Indenture for Subordinated Debt Securities (including form of Note for Subordinated Debt Securities). (Incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3 (Registration No. 333-141039) dated April 5, 2007)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.