Form 10-Q
period 2007-06-30
FRANKLIN BANK CORP
filed 2007-08-09
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 000-50518
Franklin Bank Corp.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3626383 (I.R.S. Employer Identification Number)

9800 Richmond Avenue, Suite 680
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(713) 339-8900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of August 8, 2007, there were 25,378,056 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$189,905	$86,783
Trading securities	128,543	—
Securities held to maturity, at amortized cost	166,580	—
Securities available for sale, at fair value	251,492	349,952
Federal Home Loan Bank stock and other investments, at cost	86,516	99,937
Loans held for sale	110,641	682,205
Loans held for investment (net of allowance for credit losses of $15.6 million and $11.7 million at June 30, 2007 and December 31, 2006, respectively)	4,121,869	3,993,857
Goodwill	251,588	153,487
Other intangible assets, net of amortization	33,399	14,548
Premises and equipment, net	37,836	28,208
Real estate owned	31,199	22,031
Other assets	136,197	106,359

TOTAL ASSETS	$5,545,765	$5,537,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,783,918	$2,631,964
Federal Home Loan Bank advances	1,977,310	2,309,745
Convertible senior notes	97,335	—
Subordinated notes	123,184	108,093
Other liabilities	94,483	54,839

Total liabilities	5,076,230	5,104,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 3,450,000 issued and outstanding	86,250	86,250
Common stock $0.01 par value, 35,000,000 shares authorized and 25,345,500 and 23,588,856 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	253	236
Additional paid-in capital	305,482	281,207
Retained earnings	79,066	67,380
Accumulated other comprehensive loss — Unrealized losses on securities available for sale, net	(1,516)	(2,347)

Total stockholders’ equity	469,535	432,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,545,765	$5,537,367

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Cash equivalents and short-term investments	$2,523	$3,344	$5,877	$5,425
Trading securities	1,953	—	4,002	—
Mortgage-backed securities	4,172	4,246	6,621	7,769
Loans	72,785	65,736	142,919	120,825

Total interest income	81,433	73,326	159,419	134,019

INTEREST EXPENSE
Deposits	27,108	24,314	53,890	41,285
Federal Home Loan Bank advances	25,659	22,483	52,715	41,943
Convertible senior notes	785	—	785	—
Subordinated notes	2,207	1,791	4,209	3,508
Other	3	59	3	132

Total interest expense	55,762	48,647	111,602	86,868
Net interest income	25,671	24,679	47,817	47,151
PROVISION FOR CREDIT LOSSES	907	428	1,522	757

Net income after provision for credit losses	24,764	24,251	46,295	46,394

NON-INTEREST INCOME
Loan fee income	2,546	1,917	4,384	3,331
Deposit fees	2,377	1,490	4,028	2,950
Gain on sale of single family loans and mortgage servicing rights valuation, net	1,186	1,591	2,474	2,919
Bank owned life insurance income	1,035	64	2,123	126
Other	757	575	1,439	959

Total non-interest income	7,901	5,637	14,448	10,285
NON-INTEREST EXPENSE
Salaries and benefits	9,889	9,192	18,678	17,992
Data processing	1,969	1,755	3,255	3,649
Occupancy	2,232	1,772	4,032	3,612
Professional fees	1,069	683	1,801	1,282
Loan expenses, net	382	815	892	1,294
Core deposit amortization	643	(111)	964	370
Real estate owned	406	167	927	148
Other	2,948	2,333	5,514	4,653

Total non-interest expenses	19,538	16,606	36,063	33,000

Income before taxes	13,127	13,282	24,680	23,679
INCOME TAX EXPENSE	4,409	4,847	8,145	8,648

NET INCOME	8,718	8,435	16,535	15,031
Preferred dividends	(1,617)	(629)	(3,234)	(629)

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS	$7,101	$7,806	$13,301	$14,402

Net income per common share
Basic	$0.30	$0.33	$0.57	$0.62
Diluted	$0.30	$0.33	$0.56	$0.60
Basic weighted average number of common shares outstanding	23,523,391	23,411,739	23,481,320	23,406,708
Diluted weighted average number of common shares outstanding	23,873,023	24,009,121	23,951,465	23,941,129
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,535	$15,031
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	1,522	757
Provision for real estate owned losses	726	12
Net loss on trading securities hedging mortgage servicing rights	925	—
Change in fair value of mortgage servicing rights	(2,474)	—
Net gain on sale of mortgage-backed securities, loans, and real estate owned	(929)	(2,956)
Depreciation and amortization	3,156	3,054
Federal Home Loan Bank stock dividends	(2,453)	(2,026)
Funding of loans held for sale	(276,129)	(422,364)
Proceeds from sale of loans held for sale	206,602	386,010
Proceeds from principal repayments of trading securities	9,152	—
Proceeds from principal repayments of loans held for sale	22,990	73,161
Proceeds from sales of trading securities	10,751	—
Other changes in loans held for sale	966	1,507
Stock based compensation expense	462	457
Change in interest receivable	1,407	(5,821)
Change in other assets	(23,423)	29,415
Change in other liabilities	1,570	(22,881)

Net cash provided (used) by operating activities	(28,644)	53,356

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(134,179)	—
Cash and cash equivalents acquired from Bryan	15,165	—
Fundings of loans held for investment	(1,514,597)	(1,910,656)
Proceeds from principal repayments of securities held to maturity	1,033	—
Proceeds from principal repayments of securities available for sale	22,983	29,153
Proceeds from sale of loans held for investment	583,016	—
Proceeds from principal repayments of loans held for investment	1,819,631	2,064,023
Proceeds from maturities/sale of securities available for sale	85,319	710
Proceeds from redemptions of Federal Home Loan Bank stock	25,776	16,495
Proceeds from sale of real estate owned	4,924	2,762
Purchases of Federal Home Loan Bank stock and other securities	(8,853)	(20,795)
Purchases of mortgage servicing rights	(3,898)	—
Purchases of securities available for sale	(41,031)	(204,619)
Purchases of securities held to maturity	(167,600)	—
Purchases of loans held for investment	(66,843)	(689,721)
Purchases of premises and equipment	(1,667)	(1,784)
Net change in loans held for investment	38,752	(22,943)

Net cash provided (used) by investing activities	657,931	(737,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(319,798)	400,382
Proceeds from Federal Home Loan Bank advances	701,000	1,528,000
Repayment of Federal Home Loan Bank advances	(1,040,325)	(1,371,445)
Payment on short-term borrowings	—	(5,000)
Proceeds from issuance of contingent convertible senior notes	97,362	—
Proceeds from issuance of subordinated debt	15,000	—
Proceeds from issuance of preferred stock	—	86,250
Proceeds from issuance of common stock	24,759	289
Dividends on preferred stock	(3,234)	(629)
Payment of preferred stock issuance costs	—	(2,973)
Payment of common stock issuance costs	(929)	(20)

Net cash provided (used) by financing activities	(526,165)	634,854

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,122	(49,165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,783	125,727

CASH AND CASH EQUIVALENTS AT PERIOD END	$189,905	$76,562

Supplemental disclosures of cash flow information
Cash paid for interest	$121,731	$83,498
Cash paid for taxes	3,718	4,646
Noncash investing activities
Transfers to loans held for investment	$32,979	$—
Real estate owned acquired through foreclosure	14,663	17,459
Transfers to trading securities	149,371	—
Purchase of securities available for sale on trade date basis	35,542	—
See notes to interim consolidated financial statements

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp., a subsidiary of the company, and Franklin Bank, S.S.B. and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp.’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity. In this report, Franklin Bank Corp. (including its subsidiaries) is sometimes referred to as the “company”, “we”, “our”, or “us”, and Franklin Bank, S.S.B. is sometimes referred to as “Franklin Bank” or the “bank”.
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The statement requires recognition of the funded status of the company’s defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the company’s financial statements beginning with the year ended after December 31, 2008. SFAS 158 is not expected to have a significant impact on the company’s financial condition, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the company on January 1, 2008 and is not expected to have a significant impact on the company’s financial condition, results of operations, or cash flows. We are currently evaulating the impact, if any, of SFAS 157 on our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 became effective as of January 1, 2007 and did not have a significant impact on the company’s financial condition, results of operations, or cash flows.
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, SFAS 156 amends SFAS 140 to allow for either an amortization method or a fair value measurement method. On January 1, 2007 the company adopted the fair value measurement method under FAS 156. See Note 5, Goodwill and Intangible Assets for the effects of the adoption of FAS 156.
     SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 became effective as of January 1, 2007 and did not have a significant impact on the company’s financial condition, results of operations or cash flows.
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
     The company recognized stock-based compensation expense related to stock options and restricted stock of approximately $250,000 and $462,000, during the three and six months ended June 30, 2007 and $229,000 and $457,000 during the three and six months ended June 30, 2006.
     Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $414,000 at June 30, 2007. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was two years. Unrecognized stock-based compensation expense related to non-vested stock awards was $4.8 million at June 30, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.93 years.

2. Earnings per Common Share
     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income available to common stock shareholders
Net income	$8,718	$8,435	$16,535	$15,031
Preferred dividends	(1,617)	(629)	(3,234)	(629)

Net income available to common stock shareholders	$7,101	$7,806	$13,301	$14,402

Shares
Average common shares outstanding	23,523,391	23,411,739	23,481,320	23,406,708
Potentially dilutive common shares from options and restricted stock	349,632	597,382	470,145	534,421

Average common shares and potentially dilutive common shares outstanding	23,873,023	24,009,121	23,951,465	23,941,129

Basic earnings per common share	$0.30	$0.33	$0.57	$0.62

Diluted earnings per common share	$0.30	$0.33	$0.56	$0.60

     In accordance with Emerging Issues Task Force Issue No. 04-8, because all of the 4.00% contingent convertible senior notes provide for settlement of the principal portion in cash rather than stock, the company excludes the portion of the conversion value of these notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations. The company includes the conversion spread in the calculation of diluted earnings per share when the average market price of the company’s common stock in the respective reporting period exceeds the conversion price. The conversion price for the 4.00% contingent convertible senior notes at June 30, 2007 was $22.00.
3. Acquisitions
      On May 8, 2007, the company completed its acquisition of The First National Bank of Bryan (“Bryan”). Under the terms of the merger agreement, Bryan was merged into the company and subsequently was merged into the bank. The company paid approximately $134.0 million in cash for all of the issued and outstanding capital stock of Bryan. Bryan operated six banking offices in Bryan/College Station, Texas. The acquisition expanded our central Texas presence. As of December 31, 2006, Bryan had total assets of $529.9 million, loans of $342.9 million, deposits of $465.9 million and stockholders’ equity of $51.4 million. As a result of the acquisition of Bryan, the consolidated statement of operations and consolidated statement of cash flows for the quarter ended June 30, 2007 include the results of operations and cash flows, respectively, of Bryan beginning May 9, 2007. In addition, the consolidated balance sheet as of June 30, 2007 includes preliminary estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date for Bryan. We have not completed our assessment of the fair values of the acquired Bryan assets and liabilities and therefore the allocation of the purchase price is subject to revision.
     The table below summarizes select pro forma data for the two combined companies for the periods indicated as if the acquisition had occurred on January 1, 2006, after giving effect to certain purchase accounting adjustments:

	For the three months
	ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Net interest income	$26,501	$27,832
Net income available to common shareholders	6,585	8,509
Earnings per share (diluted)	.28	.35

	For the six months
	ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Net interest income	$51,940	$53,576
Net income available to common shareholders	13,429	15,506
Earnings per share (diluted)	.56	.65
     This pro forma information is not necessarily indicative of actual results had the acquisition occurred on January 1, 2006, nor is it necessarily indicative of future results, and does not reflect any potential synergies or integration costs.
4. Securities Held-to-Maturity and Securities Available-for-Sale
     A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$166,580	$53	$(2,900)	$163,733	$—	$—	$—	$—

Total	$166,580	$53	$(2,900)	$163,733	$—	$—	$—	$—

Securities Available For Sale:
U.S. government agencies and corporations	$164,850	$216	$(1,466)	$163,600	$139,453	$348	$(1,514)	$138,287
States and political subdivisions	4,480	1	(71)	4,410	5,025	3	(30)	4,998
Other	84,569	—	(1,087)	83,482	209,199	—	(2,532)	206,667

Total	$253,899	$217	$(2,624)	$251,492	$353,677	$351	$(4,076)	$349,952

     Securities with a fair value totaling $418.1 million at June 30, 2007 and $350.0 million at December 31, 2006 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.
     The company made the election to reclassify certain available-for-sale securities to trading securities on January 1, 2007 when the company adopted the provisions of SFAS 156. We reclassified $149.3 million of available for sale securities to trading. The company had no trading securities at December 31, 2006. These securities were identified as offsetting the company’s exposure to changes in fair value of the MSR that the company elected to measure at fair value.
     We sold $84.1 million of available-for-sale securities for the six months ended June 30, 2007, which were acquired in the Bryan acquisition. There were no sales of available-for-sale securities for the six months ended June 30, 2006.
     Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the company will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2007, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been realized in the company’s consolidated statement of operations.
5. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the six months ended June 30, 2007 are as follows (in thousands):

Total

Balance at January 1, 2006	$147,742
Branches (1)	3,544
Purchase price adjustment (2)	2,201

Balance at December 31, 2006	153,487
Bryan acquisition	97,880
Access Lending acquisition	180
Purchase price adjustment (2)	41

Balance at June 30, 2007	$251,588

(1)	Goodwill obtained from purchase of Equity Bank branches in December 2006.

(2)	Purchase price adjustment based on additional information related to the valuation of certain assets acquired and liabilities assumed.
     Intangible assets other than goodwill include core deposit premiums paid. The changes in core deposit intangibles are as follows (in thousands):

Core
Deposit
Intangible
Balance at January 1, 2006	$9,322
Athens core deposit intangible adjustment	(1,324)
Branches core deposit intangible adjustment	(153)
Equity branches (1)	460
Amortization	(1,024)

Balance at December 31, 2006	7,281
Bryan acquisition (1)	11,400
Amortization	(964)

Balance at June 30, 2007	$17,717

(1)	Preliminary core deposit intangible from the Equity Bank branch purchase and the Bryan acquisition were estimated based on deposits with similar characteristics. Final core deposit intangible will be determined using actual deposit data from the acquisitions.
     On January 1, 2007 the company adopted SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. Classes of mortgage servicing rights (MSR) are determined in accordance with the company’s risk management practices and market inputs used in determining the fair value of the servicing asset. Accordingly, the company established the existing MSR as one class and began initially recognizing this MSR at fair value and elected to irrevocably continue application of fair value accounting to this class of MSR. Upon adoption of this statement, the company also made the irrevocable election to reclassify certain available-for-sale securities to trading securities. These securities were identified as offsetting the company’s exposure to changes in fair value of the MSR that the company elected to measure at fair value. The company recognized the cumulative effect of a change in accounting principle totaling $1.6 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2007 and the amount of gains and losses in accumulated other comprehensive income related to the reclassified securities at December 31, 2006. The balance of MSR included within other intangible assets on the Consolidated Balance Sheets represents the rights to service approximately $942.0 million of mortgage loans at June 30, 2007, for which a servicing right has been capitalized. Since sales for MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business, the company relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interests rates, type of product (fixed vs. variable), expected prepayments, age (new, seasoned, or moderate), agency type and other factors.
     The company uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. The company also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience. Following is a summary of changes in capitalized MSR as of June 30, 2007 (in thousands):

Fair value on January 1, 2007	$7,267
Addition of mortgage servicing rights	5,940
Reductions due to loan payments	(738)
Changes in fair value due to:
Changes in current market interest rates	3,213
Changes in assumptions	—

Fair value on June 30, 2007	$15,682

     In periods prior to January 1, 2007, these amounts were included at the lower of cost, net of accumulated amortization, or fair value. MSR were amortized over the period of and in proportion to the estimated net servicing revenues. MSR were periodically evaluated for impairment. Impairment occurred when the current fair value of the servicing right was less than its recorded value. A quarterly value impairment analysis was performed using a discounted cash flow analysis which was disaggregated by strata representing predominant risk characteristics, including fixed and adjustable rate loans. Impairment, if any, was recognized through a valuation allowance for individual strata. However, if the impairment was determined to be other than temporary, a direct write-off of the asset was made. With the adoption of SFAS No. 156, MSR are valued at fair value, both initially and prospectively; impairment tests are no longer performed. Following is a summary of changes in capitalized MSR as of June 30, 2006 (in thousands):

January 1, 2006	$4,632
Addition of mortgage servicing rights	1,535
Amortization	(391)

June 30, 2006	$5,776

     MSR on June 30, 2006, had an estimated market value of approximately $7.4 million. This balance represents the rights to service approximately $411.1 million of mortgage loans on June 30, 2006 for which a servicing right was capitalized.
     The company uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization or sale. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows for the six months ended June 30, 2007:

Weighted average age (in years)	1.9
Annual constant prepayment rate	11.43%
Annual discount rate	9.14%
Annual cost to service (per loan)	$44.00
Annual earnings on escrow	5.44%
6. Convertible Notes
     On April 18, 2007, the company issued $100 million aggregate principal amount of contingent convertible senior notes due May 1, 2027 with an interest rate of 4.00%. As of June 30, 2007, holders could convert each of their notes into shares of Franklin Bank Corp. common stock at a conversion rate of 45.4545 shares of common stock per $1,000 principal amount of notes at any time prior to maturity under the following circumstances: (1) during any fiscal quarter commencing after the date of original issuance of the notes, if the common stock price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter immediately preceding the quarter in which the conversion occurs is more than 130% of the conversion price of the notes in effect on that 30th trading day, (2) during the consecutive business-day period following any five consecutive trading-day period in which the “trading price” for the notes for each day of that period was less than 98% of our common stock price during each day of that period multiplied by the then current conversion rate, (3) if we have called the particular notes for redemption and the redemption has not yet taken place, or (4) upon the occurrence of specified corporate transactions, including certain fundamental changes, or (5) during the 30 days prior to, but excluding, any scheduled repurchase date or maturity date.
     Holders have the right to require the company to purchase all or any portion of the notes for cash on May 1, 2012, May 1, 2017 and May 1, 2022 for a purchase price equal to 100% of the principal amount of the notes. The convertible senior notes also have a contingent interest feature requiring contingent interest to be paid to holders of notes commencing on or after May 6, 2012, in the event that the average contingent interest trading price of a note for the applicable five-trading-day period equals or exceeds 130% of the principal amount of the note as of the third trading day immediately preceding the first day of the applicable six-month interest period. For any six-month period, contingent interest will be equal to 0.25% of the average contingent interest trading price of the note for the applicable five-trading-day period.
7. Preferred Stock
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
     On June 15, 2007, the company paid the dividend on the preferred stock of $1.6 million to preferred shareholders of record on June 1, 2007.
     The company is a holding company and its ability to pay dividends depends upon the receipt of dividends or other capital distributions from Franklin Bank. The declaration of dividends by Franklin Bank is subject to the discretion of its board of directors and is subject to the regulatory authority of the Texas Department of Savings and Mortgage Lending (“TDSML”), the Office of Thrift Supervision (“OTS”), and the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2007, there were no preferred dividend restrictions.
8. Common Stock
     In June 2007, the company received commitments for the purchase of $25.0 million, or 1,592,356 shares of our common stock at a price of $15.70. The company completed the sale of 1,562,100 shares as of June 30, 2007 with the remainder being completed in July 2007. The company received total net proceeds of $24.0 million.
9. Income Taxes
     The company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the company’s financial statements.
     The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The company is no longer subject to U.S. federal tax examinations for years before 2003 and for state tax examinations for years before 2002.
     The company’s effective tax rate for the six months ended June 30, 2007, was approximately 33.0% compared to 36.5% for the six months ended June 30, 2006. The decrease in the company’s effective tax rate for the second quarter of 2007 was from an increase in tax-exempt investments.
     The company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other non-interest expense and interest paid or received is recorded as interest expense or interest income, respectively, in the statement of operations.
10. Operating Segments
     The company has two reportable operating segments, Banking and Mortgage Banking that are delineated by the products and services that each segment offers. Banking includes both community banking services and commercial lending. Community banking services include direct lending and depository services. Commercial lending services are provided to corporations and other business clients and include a wide array of lending and cash management products. Mortgage Banking includes the origination and sale of residential mortgage loans through both retail and wholesale channels, servicing mortgage loans for others and the single family mortgage loan portfolio. Other is primarily the company’s junior subordinated notes and convertible senior notes. Certain prior period amounts have been reclassified to conform to the current presentation.
     The accounting policies of each reportable segment are the same as those of the company except for the following items, which impact Banking and Mortgage Banking segments: (i) expenses for consolidated back-office operations and general overhead-type expenses such as executive, administration, accounting and internal audit are allocated to operating segments based on estimated uses of those services; (ii) income tax expense for the individual segments is calculated essentially at the statutory rate; and (iii) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.
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
     Financial results by operating segment for six months ended June 30, 2007 and 2006 were as follows (in thousands):

		Mortgage		Total
	Banking	Banking	Other	Consolidated
June 30, 2007
Net interest income (expense)	$40,918	$11,722	$(4,823)	$47,817
Provision for credit losses	(1,694)	172	—	(1,522)
Non-interest income	8,347	6,101	—	14,448
Non-interest expense	(24,259)	(11,324)	(480)	(36,063)

Income (loss) before income taxes	23,312	6,671	(5,303)	24,680
Income tax expense (benefit)	(8,159)	(2,335)	2,349	(8,145)

Net income (loss)	$15,153	$4,336	$(2,954)	$16,535

June 30, 2006
Net interest income (expense)	$31,553	$19,238	$(3,640)	$47,151
Provision for credit losses	(610)	(147)	—	(757)
Non-interest income	4,688	5,591	6	10,285
Non-interest expense	(20,246)	(12,339)	(415)	(33,000)

Income (loss) before income taxes	15,385	12,343	(4,049)	23,679
Income tax expense (benefit)	(5,385)	(4,320)	1,057	(8,648)

Net income (loss)	$10,000	$8,023	$(2,992)	$15,031

June 30, 2007
Average loans	$1,961,856	$2,218,171	$—	$4,180,027
Average assets	2,993,528	2,228,069	—	5,221,597
Average deposits	2,560,209	12,343	—	2,572,552

June 30, 2006
Average loans	$1,287,319	$2,744,527	$—	$4,031,846
Average assets	2,115,195	2,749,875	—	4,865,070
Average deposits	2,341,500	10,229	—	2,351,729
     Financial results by operating segment for three months ended June 30, 2007 and 2006 were as follows (in thousands):

		Mortgage		Total
	Banking	Banking	Other	Consolidated
June 30, 2007
Net interest income (expense)	$22,040	$6,452	$(2,821)	$25,671
Provision for credit losses	(891)	(16)	—	(907)
Non-interest income	4,759	3,142	—	7,901
Non-interest expense	(13,355)	(5,881)	(302)	(19,538)

Income (loss) before income taxes	12,553	3,697	(3,123)	13,127
Income tax expense (benefit)	(4,394)	(1,294)	1,279	(4,409)

Net income (loss)	$8,159	$2,403	$(1,844)	$8,718

June 30, 2006
Net interest income (expense)	$16,408	$10,121	$(1,850)	$24,679
Provision for credit losses	(309)	(119)	—	(428)
Non-interest income	2,344	3,292	1	5,637
Non-interest expense	(9,742)	(6,714)	(150)	(16,606)

Income (loss) before income taxes	8,701	6,580	(1,999)	13,282
Income tax expense (benefit)	(3,045)	(2,303)	501	(4,847)

Net income (loss)	$5,656	$4,277	$(1,498)	$8,435

June 30, 2007
Average loans	$2,055,666	$2,112,725	$—	$4,168,391
Average assets	3,165,680	2,124,489	—	5,290,169
Average deposits	2,632,521	13,956	—	2,646,477

June 30, 2006
Average loans	$1,360,850	$2,846,921	$—	$4,207,771
Average assets	2,263,833	2,852,561	—	5,116,394
Average deposits	2,538,708	12,156	—	2,550,864

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Information
A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume,” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:
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
     Our Annual Report on Form 10-K for the year ended December 31, 2006, or the 2006 Form 10-K, includes a description of the material risks related to our business. The discussions of our financial condition, results of operations and cash flows contained in this report should be read in conjunction with the risk factors contained in Item 1A of the 2006 Form 10-K and the risk factors contained in Part II, Item 1A of any subsequent filed Quarterly Report on Form 10-Q, including this Form 10-Q for the quarter ended June 30, 2007.
Critical Accounting Policies
     Certain of the company’s accounting policies, by their nature, involve a significant amount of subjective and complex judgment by our management. These policies include our allowance for credit losses, rate lock commitments and goodwill and other intangible assets. We believe that our estimates, judgments and assumptions are reasonable given the circumstances at the time such estimates, judgments and assumptions are made. However, actual results could differ significantly from these estimates and assumptions, which could have a material impact on our financial condition and results of operations and cash flows. These policies are described in further detail in the company’s Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.
Overview
     Franklin Bank Corp. is a Texas-based savings and loan holding company headquartered in Houston, Texas. Through our subsidiary Franklin Bank, S.S.B., a Texas state savings bank, we operate a community banking strategy that is focused on growth areas outside of the major metropolitan areas of Texas. We offer a wide variety of community banking and commercial lending products that allow us to serve our customers both in our communities and on a national basis. At June 30, 2007, we had 46 community banking offices in Texas and nine regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan, Colorado, California, Texas and Washington D.C. As a complement to our community and commercial banking activities, we offer single family mortgages through 55 retail origination offices in 24 states.
Significant Transactions
     In June 2007, the company received binding commitments for the purchase of $25.0 million, or 1,592,356 shares of its common stock at a price of $15.70. The company completed the sale of 1,562,100 shares as of June 30, 2007 with the remainder being completed in July 2007. The company received net proceeds of $24.0 million.
     On May 8, 2007, we acquired First National Bank of Bryan for $134.0 million in cash and completed the integration in July 2007. At acquisition, Bryan had approximately $516 million in assets and community banking loans and deposits of approximately $388 million and $471 million, respectively. The acquisition of Bryan added six banking offices and expanded our presence in the central Texas market.
     On April 18, 2007 the company issued $100.0 million in contingent convertible senior notes due 2027. The notes bear interest at the rate of 4% per annum, payable semiannually in arrears, and are convertible upon the occurrence of specified triggering events at a conversion price of $22.00 per share, subject to adjustment, which represents a 40% conversion premium over the April 12, 2007 closing price of the company’s common stock of $15.70 per share. Unless we make an irrevocable election to physically settle, a holder will receive cash, and in certain circumstances, common stock upon conversion of its notes. The net proceeds from the offering were used to finance a portion of the purchase price of Bryan.
     In December 2006, we reclassified approximately $580 million of our single family portfolio loans to held for sale and incurred related net charges of $14.0 million, or $8.8 million net of tax. This reclassification was made as part of the restructuring of our single family loan portfolio. These loans were sold in January 2007.
     On December 8, 2006, we acquired two banking offices from Equity Bank for a purchase premium of approximately $3.9 million and $125,000 in direct acquisition costs through June 30, 2007. These two banking offices added approximately $43.0 million in deposits and $2.8 million in loans. The addition of these offices expanded our east Texas market.
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
     RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net income available to common shareholders was $13.3 million, or $0.56 per diluted share, for the six months ended June 30, 2007, compared to $14.4 million, or $0.60 per diluted share, for the six months ended June 30, 2006. Also, dividends of $3.2 million and $629,000 were paid to preferred stockholders in the first six months of 2007 and 2006, respectively.
     Net Interest income. Net interest income increased $666,000 to $47.8 million for the six months ended June 30, 2007, compared to $47.2 million for the same period in 2006. The increase is primarily due to higher average balances in commercial and consumer loans, partly offset by an increase in the average rate of our cost of funds.
     The table below illustrates our average balances and related income, expense, and weighted average yields and rates for the six months ended June 30, 2007 and 2006. Balances for both periods are based on daily averages, except for Bryan from its acquisition on May 8, 2007 until June 30, 2007 and Athens until it was converted to our system on January 26, 2006.

	Six Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Interest- Earning Assets
Short-term interest earning assets	$122,435	$3,139	5.10%	$88,197	$2,061	4.65%
Trading securities	146,086	4,002	5.52	—	—	—
Available for sale securities	14,320	285	4.01	64,535	1,324	4.14
FHLB stock and other investments	88,794	2,453	5.57	87,855	2,040	4.68
Mortgage-backed securities available for sale	200,502	5,252	5.24	303,120	7,769	5.13
Mortgage-backed securities held to maturity	47,118	1,369	5.81	—
Loans
Single family	2,218,171	63,895	5.76	2,744,527	72,230	5.26
Builder lines	1,230,175	51,526	8.45	796,199	31,415	7.96
Commercial real estate	405,966	15,399	7.65	202,471	7,369	7.34
Mortgage banker finance	128,240	4,774	7.51	156,786	5,218	6.71
Commercial business	49,802	1,843	7.46	39,698	1,343	6.82
Consumer	147,673	5,482	7.49	92,165	3,250	7.11

Total loans	4,180,027	142,919	6.87	4,031,846	120,825	6.01

Total interest-earning assets	4,799,282	159,419	6.67	4,575,553	134,019	5.88
Non-interest-earning assets	422,315			289,517

Total assets	$5,221,597			$4,865,070

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$177,661	$1,677	1.90%	$190,134	$1,476	1.57%
Money market and savings	306,024	5,072	3.34	243,071	2,999	2.49
Certificates of deposit	925,044	21,377	4.66	736,379	13,553	3.71
Non-interest bearing deposits	199,664	—	—	158,623

Total community banking	1,608,393	28,126	3.53	1,328,207	18,028	2.74
Wholesale and money desk	964,159	25,764	5.39	1,023,522	23,257	4.58

Total deposits	2,572,552	53,890	4.22	2,351,729	41,285	3.54

FHLB advances	2,007,131	52,715	5.22	2,000,033	41,943	4.17
Convertible senior notes	39,850	785	3.94	—	—	—
Subordinated notes	113,515	4,209	7.37	107,988	3,508	6.46
Other borrowings	177	3	3.90	4,420	132	5.94%

Total interest-bearing liabilities	4,733,225	111,602	4.72	4,464,170	86,868	3.90
Non-interest-bearing liabilities and stockholders’ equity	488,372			400,900

Total liabilities and stockholders’ equity	$5,221,597			$4,865,070

Net interest income/interest rate spread		$47,817	1.95%		$47,151	1.98%

Net yield on interest-earning assets			2.02%			2.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.40%			102.50%

Non-interest income. Non-interest income comprises the following ( in thousands):

	Six Months Ended
	June 30,
	2007	2006
Loan fee income	$4,384	$3,331
Deposit fees	4,028	2,950
Gain on sale of single family loans and mortgage servicing rights valuation, net	2,474	2,919
Bank owned life insurance income	2,123	126
Other	1,439	959

	$14,448	$10,285

     Non-interest income increased $4.2 million to $14.4 million for the six months ended June 30, 2007, compared to $10.3 million for the same period a year ago. This increase was due to higher loan and deposit fees and income from bank owned life insurance partly offset by a decrease in gain on sale of single family loans and mortgage servicing rights, net.
     Loan fee income increased $1.1 million during the six months ended June 30, 2007, to $4.4 million, from $3.3 million during the six months ended June 30, 2006. This increase is related to higher mortgage lending service fees and the elimination of mortgage servicing rights amortization due to the adoption of the fair value method under SFAS 156.
     Deposit fees increased $1.1 million during the six months ended June 30, 2007, to $4.0 million, from $2.9 million during the six months ended June 30, 2006. This increase relates to NSF fees, safe deposit rentals and fees charged for other banking related services.
     Gain on sale of single family loans and mortgage servicing rights, net decreased $445,000 during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Sales of single family loans from the warehouse decreased $171.4 million to $211.7 million for the six months ended June 30, 2007 from $383.1 million for the six months ended June 30, 2006. Gains on the sale of single family warehouse loans were $906,000, or 43 basis points, compared to $2.9 million, or 76 basis points. For the period ended June 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio. For the six months ended June 30, 2007, we recorded a gain in fair value on the MSR portfolio of $2.5 million and recorded a loss on the securities of $924,000.
     Bank owned life insurance income increased $2.0 million during the six months ended June 30, 2007, to $2.1 million, compared to $126,000 during the six months ended June 30, 2006, as a result of the purchase of $75.0 million in bank owned life insurance in December 2006.
Non-interest expense. Non-interest expense comprises the following (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Salaries and benefits	$18,678	$17,992
Data processing	3,255	3,649
Occupancy	4,032	3,612
Professional fees	1,801	1,282
Loan expenses, net	892	1,294
Core deposit amortization	964	370
Real estate owned	927	148
Other	5,514	4,653

	$36,063	$33,000

     Non-interest expense increased $3.1 million during the six months ended June 30, 2007, to $36.1 million, compared to $33.0 million for the six months ended June 30, 2006. The increase in non-interest expense is due to higher salaries and benefits, occupancy, core deposit amortization, real estate owned, professional and other expenses, partially offset by lower data processing expenses and loan expenses.
     Salaries and benefit expense increased $686,000 during the six months ended June 30, 2007 to $18.7 million, compared to $18.0 million for the six months ended June 30, 2006. The increase is primarily due to an increase in headcount of 162.5 full-time equivalent employees from June 30, 2006 to June 30, 2007.
     Data processing expense decreased $394,000 during the six months ended June 30, 2007 to $3.2 million, compared to $3.6 million for the six month period ended June 30, 2006. The decrease is a result of cost associated with the conversion of Athens to our system in the six months ended June 30, 2006 and lower data processing and computer service expenses in 2007 from new contracts covering these services.
     Occupancy expense increased $420,000 during the six months ended June 30, 2007 to $4.0 million, compared to $3.6 million for the six month period ended June 30, 2006. The increase is primarily a result of higher lease, security and property tax expenses as a result of an increase in the number of banking, commercial lending and retail mortgage offices.
     Professional fees increased $519,000 during the six months ended June 30, 2007, to $1.8 million, from $1.3 million during the six months ended June 30, 2006. The increase was primarily related to higher accounting, audit, and legal fees.
     Loan expense decreased $402,000 during the six months ended June 30, 2007 to $892,000, compared to $1.3 million for the six month period ended June 30, 2006. The decrease is primarily a result of the reduction in purchases of single family mortgages from $1.1 billion in 2006 to $343.0 million in 2007.
     Core deposit amortization increased $594,000 during the six months ended June 30, 2007, to $964,000 compared to $370,000 during the six months ended June 30, 2006. This increase is primarily related to the acquisition of Bryan on May 8, 2007.
     Real estate owned expense increased $779,000 during the six months ended June 30, 2007, to $927,000, compared to $148,000 for the six months ended June 30, 2006. This increase is primarily related to valuation reserves on single family properties.
     Other non-interest expense increased $861,000 during the six months ended June 30, 2007. This increase is primarily related to higher costs related to travel, regulatory assessments, dues and subscriptions and loss on sale of assets.
     Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006
     Net income available to common shareholders was $7.1 million, or $0.30 per diluted share, for the three months ended June 30, 2007, compared to $7.8 million, or $0.33 per diluted share, for the three months ended June 30, 2006. Also, dividends of $1.6 million and $629,000 were paid to preferred stockholders in the second quarter of 2007 and 2006, respectively.
     Net Interest income. Net interest income increased $992,000 to $25.7 million for the three months ended June 30, 2007, compared to $24.7 million for the same period in 2006. The increase was primarily due to an increase in the net yield of 9 basis points. This increase in net yield primarily resulted from an increase in average loan balances in commercial and consumer loans. Offsetting part of the effect of the increase in higher-yielding commercial and consumer loans were increases in average interest-bearing liabilities and the average rate of our cost of funds.
     The table below illustrates our average balances and related income, expense, and weighted average yields and rates for the three months ended June 30, 2007 and 2006. Balances for both periods are based on daily averages, except for Bryan from its acquisition on May 8, 2007 until June 30, 2007.

	Three Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Interest- Earning Assets
Short-term interest earning assets	$86,257	$1,123	5.15%	$129,865	$1,568	4.78%
Trading securities	141,899	1,953	5.52	—	—	—
Available for sale securities	15,608	165	4.23	64,333	681	4.25
FHLB stock and other investments	84,373	1,235	5.87	89,412	1,095	4.91
Mortgage-backed securities available for sale	213,773	2,803	5.25	323,234	4,246	5.25
Mortgage-backed securities held to maturity	93,718	1,369	5.84	—	—	—
Loans
Single family	2,112,725	31,377	5.94	2,846,921	39,112	5.50
Builder lines	1,247,554	26,162	8.41	848,467	17,392	8.22
Commercial real estate	438,199	8,328	7.62	222,326	4,140	7.47
Mortgage banker finance	122,393	2,292	7.51	157,570	2,802	7.13
Commercial business	61,372	1,165	7.61	38,551	647	6.73
Consumer	186,148	3,461	7.46	93,936	1,643	7.02

Total loans	4,168,391	72,785	7.00	4,207,771	65,736	6.26

Total interest-earning assets	4,804,019	81,433	6.80	4,814,615	73,326	6.10
Non-interest-earning assets	486,150			301,779

Total assets	$5,290,169			$5,116,394

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$195,706	$1,004	2.06%	$177,943	$671	1.51%
Money market and savings	348,724	2,989	3.44	246,696	1,638	2.66
Certificates of deposit	974,229	11,391	4.69	777,599	7,555	3.90
Non-interest bearing deposits	251,937	—	—	166,901	—	—

Total community banking	1,770,596	15,384	3.49	1,369,139	9,864	2.89
Wholesale and money desk	875,881	11,724	5.37	1,181,725	14,450	4.90

Total deposits	2,646,477	27,108	4.11	2,550,864	24,314	3.82

FHLB advances	1,955,338	25,659	5.19	2,028,836	22,483	4.38
Convertible senior notes	79,262	785	3.92	—	—	—
Subordinated notes	118,865	2,207	7.34	108,004	1,791	6.56
Other borrowings	352	3	3.84	3,846	59	6.56

Total interest-bearing liabilities	4,800,294	55,762	4.63	4,691,550	48,647	4.13
Non-interest-bearing liabilities and stockholders’ equity	489,875			424,844

Total liabilities and stockholders’ equity	$5,290,169			$5,116,394

Net interest income/interest rate spread		$25,671	2.17%		$24,679	1.97%

Net yield on interest-earning assets			2.17%			2.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			100.08%			102.62%

Non-interest income. Non-interest income comprises the following (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Loan fee income	$2,546	$1,917
Deposit fees	2,377	1,490
Gain on sale of single family loans and mortgage servicing rights valuation, net	1,186	1,591
Bank owned life insurance income	1,035	64
Other	757	575

	$7,901	$5,637

     Non-interest income increased $2.3 million to $7.9 million for the three months ended June 30, 2007, compared to $5.6 million for the same period a year ago. This increase was due to higher in loan and deposit fees and income from bank owned life insurance partly offset by a decrease in gain on sale of single family loans and mortgage servicing rights, net.
     Loan fee income increased $629,000 during the three months ended June 30, 2007, to $2.5 million, from $1.9 million during the three months ended June 30, 2006. This increase is related to higher mortgage servicing fees and the elimination of mortgage servicing rights amortization due to the adoption on January 1, 2007 of the fair value method under SFAS 156.
     Deposit fees increased $887,000 during the three months ended June 30, 2007, to $2.4 million, from $1.5 million during the three months ended June 30, 2006. This increase relates to higher NSF fees and fees charged for other banking related services and the acquisition of Bryan.
     Gain on sale of single family loans and mortgage servicing rights, net decreased $405,000 during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Sales of single family loans from the warehouse decreased $111.3 million to $107.8 million for the three months ended June 30, 2007 from $219.1 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, gains on the sale of single family warehouse loans were $529,000 or 49 basis points, compared to $1.6 million, or 73 basis points for the same period in 2006. For the period ended June 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio. For the three months ended June 30, 2007, we recorded a gain in fair value on the MSR portfolio of $2.6 million and recorded a loss on the securities used to hedge the MSRs of $1.9 million.
     Bank owned life insurance income increased $971,000 during the three months ended June 30, 2007, to $1.0 million, compared to $64,000 during the three months ended June 30, 2006, as a result of the purchase of $75.0 million in bank owned life insurance in December 2006.
Non-interest expense. Non-interest expense comprises the following (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Salaries and benefits	$9,889	$9,192
Data processing	1,969	1,755
Occupancy	2,232	1,772
Professional fees	1,069	683
Loan expenses, net	382	815
Core deposit amortization	643	(111)
Real estate owned	406	167
Other	2,948	2,333

	$19,538	$16,606

     Non-interest expense increased $2.9 million during the three months ended June 30, 2007, to $19.5 million, compared to $16.6 million for the three months ended June 30, 2006. The increase in non-interest expense is related to all categories of non-interest expense, except loan expenses. These increases resulted primarily from the expansion of our banking segment, which grew by 10 offices from June 30, 2006 to June 30, 2007. The increases in salaries and benefits, occupancy, core deposit amortization, and other expenses were the most significant. These increases were partially offset by lower loan expenses. Also effecting non-interest expense was the completion of the acquisition of Bryan that closed on May 8, 2007.
     Salaries and benefit expense increased $697,000 during the three months ended June 30, 2007 to $9.9 million, compared to $9.2 million for the three months ended June 30, 2006. The increase is primarily due to an increase in headcount of 162.5 full-time equivalent employees from June 30, 2006 to June 30, 2007.
     Data processing expense increased $214,000 during the three months ended June 30, 2007 to $2.0 million, compared to $1.8 million for the three month period ended June 30, 2006. The increase is a result of higher telecommunications expenses as a result of an increase in the number of banking and retail mortgage offices.
     Occupancy expense increased $460,000 during the three months ended June 30, 2007 to $2.2 million, compared to $1.8 million for the three month period ended June 30, 2006. The increase is primarily a result of higher lease, security and property tax expenses as a result of an increase in the number of banking, commercial lending and retail mortgage offices.
     Professional fees increased $386,000 during the three months ended June 30, 2007, to $1.1 million, from $683,000 during the three months ended June 30, 2006. The increase was primarily related to higher accounting, audit, and legal fees.
     Loan expense decreased $433,000 during the three months ended June 30, 2007 to $382,000, compared to $815,000 for the three month period ended June 30, 2006. The decrease is primarily a result of the reduction in purchase of single-family mortgages from $698.0 million in 2006 to $138.8 million in 2007.
     Core deposit amortization increased $754,000 during the three months ended June 30, 2007, to $643,000 compared to ($111,000) during the three months ended June 30, 2006. The increase is due to the core deposit intangible and related amortization from the Bryan and Equity branch acquisitions. During the second quarter of 2006, we completed the core deposit study on the Athens and branch acquisitions. The actual analysis on the deposits acquired resulted in a reduction of the core deposit intangible of $1.5 million and $500,000 in related amortization.
     Real estate owned expense increased $239,000 during the three months ended June 30, 2007, to $406,000 compared to $167,000 for the three months ended June 30, 2006. This increase is primarily related to valuation reserves on single family properties.
     Other non-interest expense increased $615,000 during the three months ended June 30, 2007. This increase is primarily related to higher costs related to marketing, travel, dues and subscriptions and loss on sale of assets.

Results of Segment Operations
     The company’s operations are managed along two operating segments: Banking and Mortgage Banking; non operating results are reported as “Other”. A description of each business and the methodologies used to measure financial performance is described in Note 8, Operating Segments, in the accompanying notes to consolidated interim financial statements included elsewhere in this report. Net income (loss) by segment is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Banking	$8,159	$5,656	$15,153	$10,000
Mortgage Banking	2,403	4,277	4,336	8,023
Other	(1,844)	(1,498)	(2,954)	(2,992)

Consolidated net income	$8,718	$8,435	$16,535	$15,031

Banking
     Net income for the three and six months ended June 30, 2007 increased $2.5 million, or 44%, and $5.2 million or 52%, respectively, compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily the result of a $5.0 million increase in net interest income after provision for credit losses and a $2.4 million increase in non-interest income partly offset by a $3.6 million increase in non-interest expense and a $1.3 million increase in income tax expense. The increase during the six months ended June 30, 2007 was primarily the result of an $8.3 million increase in net interest income after provision for credit losses and a $3.7 million increase in non-interest income partly offset by a $4.0 million increase in non-interest expense and a $2.8 million increase in income tax expense.
     Net interest income for the three and six months ended June 30, 2007 increased $5.6 million, or 34%, and $9.4 million, or 30%, respectively, compared to the same periods in 2006. The increase primarily resulted from an increase in average balances in builder lines and commercial real estate loans.
     The provision for credit losses for the three and six months ended June 30, 2007 totaled $891,000 and $1.7 million, respectively, compared to $309,000 and $610,000 for the same periods in 2006. The increase primarily resulted from an overall shift in the composition of our loan portfolio, from predominantly single family, to commercial and consumer loans. At June 30, 2007, commercial and consumer loans totaled 51% of total loans compared to 33% at June 30, 2006. The loss factors and corresponding reserve percentages we use for commercial and consumer loans are higher than those for single family loans.
     Non-interest income for the three and six months ended June 30, 2007 increased $2.4 million, or 103%, and $3.7 million, or 78%, respectively, compared to the same periods in 2006. The increase was primarily due to an increase in deposit fees as a direct result of expansion of our existing branch network, which grew by ten banking offices from June 30, 2006 to June 30, 2007 as well as income on bank owned life insurance purchased at the end of the fourth quarter of 2006.
     Non-interest expense for the three and six months ended June 30, 2007 increased $3.6 million, or 37%, and $4.0 million or 20%, respectively, compared to the same periods in 2006. The increases were related to all categories of non-interest expense; however, the increases were primarily related to salaries and benefits, occupancy, and core deposit amortization and were a direct result of the expansion of our branch network. Salaries and benefits increased $1.5 million, or 29%, and $1.9 million, or 18% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. These increases were primarily the result of an increase in headcount from 297.5 full-time equivalent employees at June 30, 2006 to 438.5 at June 30, 2007. The increase in occupancy expense of $491,000, or 37%, and $604,000, or 22% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 were primarily related to all components of occupancy expense due to an increase of ten banking offices from June 30, 2006 to June 30, 2007. The increases in core deposit amortization of $754,000 and $594,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 were primarily due to amortization related to the Bryan and Equity branch acquisitions. The increase in non-interest expense for the six months ended June 30, 2006 was partly offset by a decrease in data processing expense. Data processing expense decreased $475,000 or 17%. This decrease is a direct result of cost associated with the conversion of Athens to our system in the six months ended June 30, 2006 and reduced data processing costs from the renegotiation of the contract relating to these services beginning in the third quarter of 2006.
Mortgage Banking
     Net income for the three and six months ended June 30, 2007 decreased $1.9 million, or 44%, and $3.7 million, or 46%, respectively, compared to the same periods in 2006. The decrease during the three months ended June 30, 2007 was primarily the result of a $3.6 million decrease in net interest income after provision for credit losses and a $150,000 decrease in non-interest income partly offset by a decrease of $833,000 in non-interest expense and a $1.0 million decrease in income tax expense. The decrease during the six months ended June 30, 2007 was primarily the result of a $7.2 million decrease in net interest income after provision for credit losses partly offset by a $510,000 increase in non-interest income, a $1.0 million decrease in non-interest expense, and a $2.0 million decrease in income tax expense.
     Net interest income for the three and six months ended June 30, 2007 decreased $3.7 million, or 36%, and $7.5 million, or 39%, respectively, compared to the same periods in 2006. These decreases were primarily the result of a lower average balance in our single family loans held for sale and a reduced net yield from an inverted yield curve. Additionally, we sold $580 million of single family loans in January 2007.
     Non-interest income for the three months ended June 30, 2007 decreased $150,000, or 5%, compared to the same period in 2006. This decrease was primarily the result of a decrease in gains on sale of loans and mortgage servicing rights, net. Sales of single family loans from the warehouse decreased $111.3 million to $107.8 million for the three months ended June 30, 2007 from $219.1 million for the three months ended June 30, 2006. Gains on the sale of single family warehouse loans were $529,000 or 49 basis points, compared to $1.6 million, or 73 basis points. This decrease was partly offset by a net gain of $656,000 recorded on our mortgage servicing rights and the related trading securities used to hedge these servicing rights under SFAS 156. For the three months ended June 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio and recorded an increase in fair value on the MSR portfolio of $2.6 million and recorded a loss on the securities of $1.9 million. For additional information on the adoption of SFAS 156, see Note 5, Goodwill and Intangible Assets, in the accompanying notes to consolidated interim financial statements included elsewhere in this report.
     Non-interest income for the six months ended June 30, 2007 increased $510,000, or 9% compared to the same period in 2006. This increase was the result of a net gain of $1.6 million recorded on our mortgage servicing rights and the related trading securities used to hedge these servicing rights under SFAS 156. For the six months ended June 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio and recorded a gain in fair value on the MSR portfolio of $2.5 million and recorded a loss on the securities of $924,000. This increase was partly offset by a decrease in gain on sale of loans. Sales of single family loans from the warehouse decreased $171.4 million to $211.7 million for the six months ended June 30, 2007 from $383.1 million for the six months ended June 30, 2006. Gains on the sale of single family warehouse loans were $906,000, or 43 basis points, compared to $2.9 million, or 76 basis points, for the same period a year ago.
     Non-interest expense for the three and six months ended June 30, 2007 decreased $833,000, or 12%, and $1.0 million, or 8%, respectively, compared to the same periods in 2006. These decreases were primarily due to decreases in salaries and benefits and loan expenses partly offset by an increase in real estate owned expenses. Salaries and benefits decreased $847,000, or 22%, and $1.2 million, or 17% for the three and six months, respectively, ended June 30, 2007 compared to the same periods in 2006. These decreases were primarily the result of lower commissions due to the volume of originations. Loan expenses decreased $503,000, or 69%, and $511,000, or 44% for the three and six months, respectively, ended June 30, 2007 compared to the same periods in 2006. These decreases were primarily due to the lower volume of originations. The increase in real estate owned expenses was due to an increase in the number of foreclosed real estate properties.
Other
     The net loss for the Other segment increased $346,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was primarily due to an increase in interest and non-interest expenses partly offset by a decrease in income tax expense due to a lower effective tax rate for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. As market interest rates have increased, the Other segment has experienced a corresponding increase in interest cost related to the variable-rate junior subordinated notes issued in February, May and August 2005 and November 2002. Additionally, in April 2007, we issued $100.0 million of contingent convertible senior notes that bear interest at 4% per annum.
     The net loss for the Other segment decreased $38,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily due to a decrease in income tax expense due to a lower effective tax rate offset by an increase in interest expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Financial Condition
     General. Total assets were $5.5 billion at June 30, 2007 and December 31, 2006.
     Investment Portfolio: Our investment portfolio, excluding trading securities, increased $68.1 million during the six months ended June 30, 2007, to $418.1 million, from $350.0 million at December 31, 2006. During the six months ended June 30, 2007 we had principal repayments and maturities of $25.2 million. Offsetting these principal repayments and maturities were purchases of $244.2 million. As discussed in Note 5, Goodwill and Intangible Assets, the company made the election to reclassify certain available-for-sale securities to trading securities on January 1, 2007 when the company adopted the provisions of SFAS 156. We reclassified $149.3 million of available for sale securities to trading. The company had no trading securities at December 31, 2006. These securities were identified as offsetting the company’s exposure to changes in fair value of the MSR that the company elected to measure at fair value.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$1,932,076	46.99%	$2,112,055	53.11%
Builder lines	1,272,403	30.94	1,200,798	30.20
Mortgage banker finance	129,182	3.14	150,731	3.79
Commercial real estate	413,084	10.05	321,138	8.08
Commercial business	77,566	1.89	39,543	0.99
Multi-family	71,605	1.74	41,665	1.05
Consumer	215,840	5.25	110,463	2.78

Sub-total	4,111,756	100.00%	3,976,393	100.00%

Allowance for credit losses	(15,640)		(11,671)
Deferred loan costs, net	25,753		29,135

Total loans held for investment	4,121,869		3,993,857

Held for sale:
Single family mortgages	109,928		677,837
Deferred loan costs, net	713		4,368

Total loans held for sale	110,641		682,205

Total loans	$4,232,510		$4,676,062

     The loan portfolio, excluding the allowance for credit losses, premiums and deferred fees and costs, decreased $433,000, to $4.2 billion, at June 30, 2007, compared to $4.7 billion at December 31, 2006. This decrease was primarily in our single family mortgage loans. Single family loans held for investment were $1.9 billion at June 30, 2007 and $2.1 billion at December 31, 2006. During the six months ended June 30, 2007, purchases and originations of single family loans held for investment totaled $66.8 million and principal repayments were $323.2 million. The decrease of $180 million in single family loans held for investment is a result of the continued planned reduction. Single family loans held for sale decreased $567.9 million, to $110 million, at June 30, 2007, from $677.8 million at December 31, 2006. Sales of single family loans held for sale totaled $790.8 million, originations were $276.1 million, and repayments were $45.3 million during the six months ended June 30, 2007. Our commercial lending portfolio, which comprises builder lines, commercial real estate, commercial business, mortgage banker finance and multifamily loans was $2.0 billion at June 30, 2007 and $1.8 billion at December 31, 2006. Funding of commercial lines totaled $1.5 billion and principal repayments were $1.3 billion during the six months ended June 30, 2007.

     Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	June 30,	December 31,
	2007	2006
Non-interest bearing	$284,558	$158,522
Custodial accounts	12,856	6,917
Interest bearing deposits
Checking accounts	200,884	147,570
Money market accounts	351,279	213,255

Subtotal	552.163	360,825
Savings accounts	68,012	48,956
Certificates of deposit
Consumer and commercial	1,045,914	865,494
Wholesale and brokered	820,415	1,191,250

Subtotal	1,866,329	2,056,744

Total interest bearing deposits	2,486,504	2,466,525

Total deposits	$2,783,918	$2,631,964

Community banking deposits	$1,963,503	$1,440,714
Wholesale and brokered	820,415	1,191,250

Total deposits	$2,783,918	$2,631,964

     Deposits increased $152.0 million during the six months ended June 30, 2007, to $2.8 billion, from $2.6 billion at December 31, 2006. Community banking deposits increased $522.8 million to $2.0 billion at June 30, 2007 from December 31, 2006. The acquisition of Bryan added approximately $471 million of community banking deposits. Wholesale and brokered deposits decreased $370.8 million. However, we expect that brokered and wholesale deposits will remain a source of our funding.
     Borrowings. Borrowings comprise Federal Home Loan Bank, or “FHLB”, advances. FHLB advances decreased $332.4 million during the six months ended June 30, 2007, to $2.0 billion, from $2.3 billon at December 31, 2006. At June 30, 2007, FHLB advances were 39.7% of our total funding liabilities.

Credit Quality
Non-Performing Assets
     Non-performing assets comprise non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	June 30,	December 31,
	2007	2006
Non-performing loans
Single family mortgages	$9,853	$12,383
Commercial	5,116	494
Consumer	1,355	383

Total non-performing loans	16,324	13,260

Real estate owned
Single family mortgages	8,668	3,803
Commercial	22,202	17,460

Total real estate owned	30,870	21,263

Total non-performing assets	$47,194	$34,523

     Non-performing assets increased $12.7 million during the six months ended June 30, 2007, to $47.2 million, from $34.5 million at December 31, 2006. The increase in commercial real estate owned is primarily the result of a commercial loan in Arizona that foreclosed during the second quarter.
     At June 30, 2007, we had $47.2 million in non-performing assets, comprised of $16.3 million in loans that were four payments or more delinquent in nonaccrual status and $30.9 million of real estate owned. This compares to $34.5 million in non-performing assets at December 31, 2006, comprised of $13.2 million in loans that were four payments or more delinquent in nonaccrual status and $21.3 million of real estate owned. At June 30, 2007 and December 31, 2006, the company had impaired loans totaling approximately $14.0 million and $6.7 million, respectively. Additionally, at June 30, 2007, the company had $47.7 million of loans that were four payments or more delinquent and still accruing interest, which are primarily composed of single family loans serviced by others under an agreement with the servicer whereby we receive scheduled payments until foreclosure.
     We have an investment in real estate development of single family lots. This investment totaled $329,000 and $768,000 at June 30, 2007 and December 31, 2006, respectively.
     The recorded investment in impaired loans and the related allowances were as follows (in thousands):

	June 30,	December 31,
	2007	2006
With allowances	$13,964	$6,711
Without allowances	—	—

	$13,964	$6,711

Allowance for impaired loans	$97	$400
     The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Six Months Ended June 31,
	2007	2006
Average balance of impaired loans	$12,635	$7,299
Interest income recognized	149	19
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
     At June 30, 2007 and December 31, 2006 we had $16.7 million and $14.4 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Six Months Ended
	June 30,
	2007	2006
Beginning balance	$11,671	$13,367
Provisions for credit losses
Acquisitions	4,613	—
Single Family	(205)	143
Commercial	1,650	605
Consumer	77	9
Charge- offs
Single family	(457)	(137)
Commercial	(1,680)	(152)
Consumer	(70)	(89)
Recoveries
Single Family	—	1
Commercial	2	27
Consumer	39	19

Ending balance	$15,640	$13,793

Allowances for credit losses to non-performing loans	95.82%	118.43%
Allowance for credit losses to total loans	0.37	0.32
Allowance for credit losses to average loans	0.37	0.34
Net charge-offs to average loans	0.05	0.01
     The allowance for credit losses at June 30, 2007 was $15.6 million, or 0.37% of total loans outstanding, an increase of $4.0 million from December 31, 2006. Of our $15.6 million allowance for credit losses, $3.3 million and $12.3 million were allocated to single family loans and commercial and consumer loans, respectively, at June 30, 2007. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio as of June 30, 2007.
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
     The following table presents the bank’s regulatory capital and the regulatory capital requirements at June 30, 2007:

	Well
	Capitalized	Actual

Tier 1 leverage capital ratio	5.00%	7.49%
Tier 1 risk-based capital ratio	6.00%	9.85%
Total risk-based capital	10.00%	10.65%
     The bank’s regulatory capital at June 30, 2007 was in excess of the regulatory “well capitalized” requirements.
Liquidity
     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the six months ended June 30, 2007 and 2006, a significant source of funding has been from our deposits, both community banking and wholesale and brokered.
     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas federal funds lines and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At June 30, 2007, our borrowings from the FHLB were $2.0 billion and our additional borrowing capacity was approximately $792.0 million. At June 30, 2007, we had no securities sold under agreement to repurchase.
     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our preferred stock or our common stock and to meet our other cash obligations, including the servicing of our junior subordinated notes and contingent convertible senior notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. The stated annual dividends on our preferred stock, which are not cumulative, are $6.5 million per year. At June 30, 2007, we had approximately $29.4 million in available cash and the bank had the ability to pay approximately $71.6 million in dividends.
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
Derivatives and Hedging Activities
     In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statements of operations. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of June 30, 2007, we had $48.0 million of fixed rate mortgage loans with committed interest rates that had not closed and $10.6 million in forward sales agreements allocated to these commitments, based on an expected close rate of 68% for these loans.
Interest Rate Risk Management
     The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at June 30, 2007 was a negative gap of $76.6 million, or 1.4%, of total assets, compared to a negative gap of $193.2 million, or 3.49% of total assets, at December 31, 2006. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further information.
     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At June 30, 2007, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points.
     The following table indicates the sensitivity of net interest income to the interest rate movements described above:

	Adjusted net	Percentage change
Interest Rate Scenario	Interest Income	from Base

	(in thousands)
Up 200 basis points	$126,447	7.5%
Up 100 basis points	122,446	4.1
Base	117,617	—
Down 100 basis points	115,622	(1.7)
Down 200 basis points	110,969	(5.7)
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

      On May 8, 2007, the Company completed the acquisition of Bryan. The Company is in the process of integrating Bryan and continuing its evaluation of internal controls pursuant to the Sarbanes-Oxley Act of 2002. Excluding the Bryan acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The company and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the company’s financial statements.
     In November 2005, the bank was named in a lawsuit, filed by G.M. Sign, Inc. in Illinois State Court, where the plaintiff alleges that the bank sent faxes in violation of the Telephone Consumer Protection Act of 1991. The plaintiff has filed a motion for class certification. The plaintiff alleges unspecified damages. The bank has filed a motion for removal to federal court and a motion to dismiss. The bank’s motion for removal to federal district court was granted and this lawsuit is pending in the U.S. District Court for the Northern District of Illinois — Eastern Division. The time period for discovery has ended, though the plaintiff has filed a motion to extend such period, to which the bank objects. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.
     In November 2005, the bank was named in a lawsuit, filed by T.W. Tire and Service, Inc. in the 95th Judicial District Court of Dallas County, Texas. The plaintiff alleges that its former employee forged the plaintiff’s checks and presented them for payment to Cedar Creek Bank and the bank. The plaintiff is seeking damages of approximately $305,000. Discovery is ongoing. The bank is vigorously defending this lawsuit and is unable to estimate the possible range of loss, if any, at this time.
Item 1A. Risk Factors
     Item 1A of the 2006 Form 10-K sets forth information relating to the material risks and uncertainties that affect our business. These risk factors continue to be relevant to an understanding of our business, financial condition and results of operations. In addition, on April 18, 2007 the company issued $100 million in contingent convertible senior notes due 2027. The risk factors contained in Item 1A of the 2006 Form 10-K are supplemented by the following risk factors relating to the convertible notes.
Risks Related to the Convertible Notes
The notes are effectively subordinated to any existing and future secured indebtedness and are structurally subordinated to debt of our subsidiaries.
     The notes are our senior, unsecured obligations. The notes are effectively subordinated to any existing and future secured indebtedness we may have. These liabilities may include indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. The notes do not restrict us from incurring senior secured debt in the future or having our subsidiaries guarantee our indebtedness, nor do they limit the amount of indebtedness we can issue that is equal in right of payment. As of June 30, 2007, we had approximately $2.0 billion aggregate principal amount of secured indebtedness outstanding. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the notes to participate in those assets, is effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. As of June 30, 2007, our subsidiaries had approximately $4.9 billion of liabilities and other indebtedness in the aggregate (excluding intercompany liabilities).
We are a holding company and rely on our subsidiaries for operating funds, and our subsidiaries have no obligation to supply us with any funds.
     The notes are obligations exclusively of Franklin Bank Corp. but our assets consist primarily of equity in our subsidiaries and substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt obligations, including our obligations under the notes, are dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities and they have no obligation to pay any amounts due under the notes or to make any funds available for that purpose, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to regulatory, statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.
We continue to have the ability to incur debt; if we incur substantial additional debt, these higher levels of debt may affect our ability to pay principal and interest on the notes.
     The indenture governing the notes does not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay principal and interest on the notes and our creditworthiness generally.
Upon conversion of the notes, holders may receive less proceeds than expected because the value of our common stock may decline between the day that the conversion right is exercised and the day the value of the shares is determined.
     The conversion value that will be received upon conversion of a note is in part determined by the average of the daily volume-weighted average price per share of our common stock on the Nasdaq Global Select Market for the 20 consecutive trading days beginning on the third trading day immediately following either the conversion date, the redemption date, the maturity date or the repurchase date, as applicable. Accordingly, if the price of our common stock decreases after notes are tendered for conversion, the conversion value you receive may be adversely affected.
The right to convert the notes is conditional, which could impair the value of the notes.
     The notes are convertible only if specified conditions are met. If the specified conditions for conversion are not met, holders will not be able to convert the notes, and they may not be able to receive the value of the cash and shares into which the shares would otherwise be convertible. In addition, upon conversion of the notes we will not be required to deliver cash or issue shares to satisfy our conversion obligation until at least 15 business days after the conversion date. As a result, the value of the notes surrendered for conversion will be subject to market risk pending settlement.
The price of our common stock, and therefore of the notes, may fluctuate significantly which may make it difficult for holders to resell the notes or the shares of our common stock that may be issued upon conversion of the notes when desired or at desired prices.
     The price of our common stock on the Nasdaq Global Select Market constantly fluctuates and will continue to fluctuate. Because the notes are convertible into our common stock, volatility of or depressed prices for our common stock could have a similar effect on the trading price of the notes. The market price of our notes and the underlying common stock may fluctuate in response to a variety of factors, many of which are beyond our control. These factors include:
•	actual or anticipated fluctuations in our results of operations;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, and our ability to meet expectations;
•	the operating and stock performance of our competitors;
•	fluctuations in market rates of interest and loan and deposit pricing in our market areas;
•	deterioration in asset quality due to an economic downturn;
•	legislative or regulatory changes;
•	adverse developments in our loan or investment portfolios;
•	unanticipated declines or slower than anticipated growth in our business or in the businesses of institutions we acquire; and
•	competition and the possible dilutive effect of potential acquisitions, expansions or future capital raises.
     In addition, from time to time the stock markets generally, and banking industry stocks specifically, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of the companies traded in such markets. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our actual results of operations. Recently, the subprime lending market has experienced a significant downturn. A significant decrease in the stock prices of financial institutions that have exposure to the subprime lending market may adversely affect the market price of our common stock.
We may be unable to repurchase the notes as required under the indenture upon a fundamental change or on the specified dates at the option of the holder or pay cash upon conversion of the notes.
     Upon a fundamental change, as defined in the indenture, and on May 1, 2012, May 1, 2017 and May 1, 2022, holders will have the right to require us to repurchase your notes for cash. In addition, upon conversion of the notes, holders will have the right to receive a cash payment. If we do not have sufficient funds to pay the repurchase price for all of the notes tendered upon a fundamental change, the cash due upon repurchases of the notes on May 1, 2012, May 1, 2017 and May 1, 2022 or the cash due upon conversion, an event of default under the indenture governing the notes would occur as a result of such failure. In addition, cash payments in respect of notes tendered for repurchase or that holders converted may be subject to limits and might be prohibited, or create an event of default, under our agreements relating to borrowings that we may enter into from time to time. Our failure to make cash payments in respect of the notes could result in an event of default under such agreements. Such other borrowings may be secured indebtedness and may prevent us from making cash payments in respect of the notes under certain circumstances. Our inability to pay for notes that are tendered for repurchase or conversion could result in holders receiving substantially less than the principal amount of the notes. See “Description of Notes — Repurchase of Notes at the Option of the Holder” and “— Repurchase at Option of Holders Upon a Fundamental Change.” Upon an occurrence of a fundamental change, we may be required to offer to repay the notes and may be required to repay any other debt then outstanding. If a fundamental change were to occur subsequent to this offering, we may not have the financial resources available to repurchase all the notes for cash.
We may redeem the notes under specified circumstances, which may adversely affect the return on the notes.
     We may redeem all or a portion of the notes at any time on or after May 6, 2012 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and contingent interest and special interest, if any. Additionally, we have the option to redeem all, but not part, of the notes upon the occurrence of a specified type of fundamental change, as defined in the indenture, that occurs prior to May 6, 2012, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest and contingent interest and special interest, if any. If we redeem the notes, holders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the notes being redeemed. Accordingly, the market value of the notes may be adversely affected if investors expect that we will exercise our optional redemption right.
Holders may have to pay taxes with respect to distributions on our common stock that they do not receive.
     The price at which the notes are convertible into shares of common stock is subject to adjustment under certain circumstances such as stock splits and combinations, stock dividends, certain cash dividends and certain other actions by us that modify our capital structure. See “Description of Notes — Conversion Rights — Conversion Price Adjustments.” If the conversion price, and the resulting conversion rate, is adjusted in a manner which has the effect of increasing a holder’s proportionate interest in our assets or earnings and profits, such adjustment may result in a deemed distribution of shares of our common stock to such holder and the holder would be required to include such amount in income for U.S. federal income tax purposes, notwithstanding the fact that the holder does not receive such distribution. In addition, non-U.S. holders (as defined in “Certain U.S. Federal Income Tax Considerations”) of the notes may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax requirements. The adjustment to the conversion rate of notes converted in connection with certain fundamental changes, as described under “Description of Notes — Conversion Rights — Adjustment to Conversion Price Upon Certain Fundamental Changes” below, also may be treated as a taxable distribution. Please read “Certain U.S. Federal Income Tax Considerations.”
The adjustment to the conversion rate for notes converted in connection with certain fundamental changes may not adequately compensate holders for the lost option time value of their notes as a result of such fundamental change and may not be enforceable.
     If a fundamental change occurs on or prior to May 1, 2012, or if we have called your notes for redemption as described in “Description of Notes — Optional Redemption by Us Upon Certain Fundamental Changes,” we will increase the conversion rate as to the notes converted in connection with the fundamental changes. The increase in the conversion rate will be determined based on the date on which the fundamental change becomes effective and the price paid per share of common stock in the fundamental change as described under “Description of Notes — Conversion Rights — Adjustment to Conversion Price Upon Certain Fundamental Changes.” While this adjustment is designed to compensate holders for the lost option time value of the notes as a result of certain fundamental changes, the adjustment is only an approximation of such lost value and may not adequately compensate holders for such loss. In addition, if the price paid per share of our common stock in the fundamental change is less than $15.70 or more than $78.50 (subject to adjustment), there will be no such adjustment. Furthermore, our obligation to make the adjustment could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.
Provisions of the notes could discourage an acquisition of us by a third party.
     Certain provisions of the notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000 in cash at a price equal to 100% of the principal amount of notes to be repurchased, plus accrued and unpaid interest and contingent interest and special interest, if any, to, but excluding, the repurchase date. In addition, pursuant to the terms of the notes, we may not enter into certain mergers or acquisitions unless, among other things, the surviving person or entity assumes the payment of the principal of and interest on (including contingent interest and special interest, if any) the notes, including the delivery of the conversion value and any adjustment thereto resulting from such merger or acquisition.
A market may not develop for the notes.
     Prior to the offering there was no trading market for the notes. We do not intend to have the notes listed on a national securities exchange. The underwriters advised us at the time of the offering that they intended to make a market in the notes. The underwriters are not, however, obligated to make a market and may discontinue this market-making activity at any time without notice. In addition, market-making activity by the underwriters will be subject to the limits imposed by the Securities Act and the Exchange Act. As a result, a market for the notes may not develop or, if one does develop, it may not be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly.
The notes may not be rated or may receive a lower rating than anticipated.
     We do not intend to seek a rating for the notes, and we believe that it is unlikely that the notes will be rated. If, however, one or more rating agencies rate the notes and assign the notes a rating lower than the rating expected by investors, or reduce their rating in the future, the market price of the notes and our common stock would be harmed.
Holders of notes are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to our common stock.
     Holders of notes are not entitled to any rights with respect to our common stock, including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock, but are subject to all changes affecting the common stock. Holders have rights with respect to our common stock only if and when we deliver shares of common stock, if any, upon conversion of the notes. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to delivery of common stock to a holder of notes, such holder will not be entitled to vote on the amendment, but will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The company held its annual meeting of stockholders on May 10, 2007.
(b)	At the 2007 annual meeting, the stockholders of the company elected Lawrence Chimerine, Ph.D., James A. Howard, C.P.A., and Anthony J. Nocella as Class I directors to serve until the 2010 annual meeting of stockholders. The terms of office of each David M. Golush, Alan E. Master, William B. Rhodes, Lewis S. Ranieri, Robert A. Perro, and John B. Selman continued after the meeting.
(c)	Set forth below is a description of each matter voted on at the 2007 annual meeting, the number of votes cast for, against, or withheld and the number of abstentions and broker non-votes as to each such matter, including a separate tabulation for each nominee for director:
At the company’s annual meeting of stockholders held on May 10, 2007, stockholders voted on the following matters:
(1)	To elect three Class I director nominees to serve until the 2010 annual meeting of stockholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld	Broker Non-Vote

Lawrence Chimerine, Ph.D.	20,817,515	505,671	—
James A. Howard	20,896,308	426,878	—
Anthony J. Nocella	20,896,808	426,378	—
(2)	To ratify the appointment of Deloitte & Touche LLP as the company’s independent auditors for the fiscal year ended December 31, 2007.

Total Votes for	Total Votes Against	Total Abstentions	Broker Non-Vote

21,162,380	113,582	47,224	—
(d)	None

Item 5. Other Information
     In connection with the Company’s acquisition of the First National Bank of Bryan (“Bryan”) in May 2007, the Company was required to file certain pro forma financial statements reflecting the acquisition, and certain audited historical financial statements, of Bryan by means of an amendment on Form 8-K/A to the Form 8-K dated May 14, 2007 previously filed to report the acquisition of Bryan. Although the Company filed an amendment on Form 8-K/A on July 26, 2007 containing the required pro forma financial statements, it has not filed a further amendment on Form 8-K/A containing Bryan’s audited historical financial statements for the year ended December 31, 2006 because Bryan’s former auditing firm has not yet furnished the required consent.
Item 6. Exhibits

Exhibit
Number	Description

4.1	First Supplemental Indenture, dated as of April 18, 2007, to the Indenture, dated as of April 9, 2007, between the Company and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 12, 2007)

4.2	Form of Indenture for Subordinated Debt Securities (including form of Note for Subordinated Debt Securities). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333- 141039) dated April 5, 2007)

10.1	Engagement Letter by and between Franklin Bank Corp. and SMH Capital Inc., dated June 19, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 26, 2007)

10.2	Form of Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 26, 2007)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer
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

Franklin Bank Corp.
(Registrant)

Date: August 8, 2007	By:	/s/ Russell McCann
Russell McCann
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit
Number	Description

4.1	First Supplemental Indenture, dated as of April 18, 2007, to the Indenture, dated as of April 9, 2007, between the Company and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 12, 2007)

4.2	Form of Indenture for Subordinated Debt Securities (including form of Note for Subordinated Debt Securities). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333- 141039) dated April 5, 2007)

10.1	Engagement Letter by and between Franklin Bank Corp. and SMH Capital Inc., dated June 19, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 26, 2007)

10.2	Form of Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 26, 2007)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.