Form 10-K/A
period 2005-12-31
FRANKLIN BANK CORP
filed 2007-08-31
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-50518
Franklin Bank Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-3626383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9800 Richmond Avenue, Suite 680
Houston, Texas	77042
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code:
(713) 339-8900
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.1 Par Value
(Title of each class)
Securities registered pursuant to section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
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

EXPLANATORY NOTE
     Franklin Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 was filed with the Securities and Exchange Commission (the “Commission”) without Exhibit 23.1. This Form 10-K/A consists solely of Exhibit 23.1 and, pursuant to Rule 12b-15, the certifications as specified in § 13a-14(a) or § 15d-14(a) under the Securities Exchange Act of 1934 (Exhibits 31.1, 31.2, 32.1 and 32.2).

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Consent of Deloitte & Touche LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART IV
Item 15. Exhibits and Financial Statement Schedules
   (a) The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:
           1. Consolidated Financial Statements. Reference is made to Part II, Item 8, of the Annual Report on Form 10-K filed with the Commission on March 14, 2006.
            2. Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
            3. Exhibits. The exhibits to this Amendment No. 1 to Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Franklin Bank Corp. and payment of a reasonable fee.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.(1)

2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.(6)

2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.(7)

2.4	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B., and Elgin Bank of Texas dated as of January 26, 2005.(9)

2.5	Purchase and Assumption Agreement by and among Washington Mutual Bank, WM Financial Services, Inc. and Franklin Bank, S.S.B. dated as of June 20, 2005.(10)

2.6	Agreement and Plan of Reorganization, dated as of December 1, 2006, by and among Franklin Bank Corp., FBC Interim Bank, S.S.B., and The First National Bank of Bryan.(16)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Specimen of Common Stock Certificate.(3)

4.2	Specimen of Preferred Share Certificate for Series A Non-Cumulative Perpetual Preferred Stock.(11)

4.3	Form of Certificate of Designations of Series A Non-Cumulative Perpetual Preferred Stock.(12)

10.1	BK2 Inc. 2002 Stock Option Plan.(1)

10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan.(2)

10.3	Amendment to Franklin Bank Corp. 2004 Long-Term Incentive Plan dated as of March 1, 2005.(18)

10.4	Franklin Bank Corp. 2006 Long-Term Incentive Plan.(17)

10.5	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long-Term Incentive Plan (directors and executive officers).(15)

10.6	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long- Term Incentive Plan (officers and employees).(14)

10.7	Franklin Bank Corp. Key Employee Intermediate-Term Incentive Compensation Plan (including form of grant agreement).(14)

10.8	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)

10.9	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)

10.10	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement.(3)

Exhibit
Number	Description

10.11	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella.(2)

10.12	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield.(2)

10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella.(4)

10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper.(4)

10.15	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey.(4)

10.16	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann.(4)

10.17	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt.(4)

10.18	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield.(4)

10.19	Form of original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.20	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.21	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.22	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.23	Form of original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.24	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.25	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.26	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.27	Form of revised Incentive Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.28	Form of revised Nonqualified Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.29	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.(1)

10.30	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.(1)

10.31	Agreement, dated January 1, 2006, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.(13)

10.32	Agreement, dated July 1, 2006, by and between Franklin Bank, S.S.B. and FiServ Solutions, Inc.(19)

10.33	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.(1)

10.34	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.(1)

10.35	Lease Agreement, dated August 26, 2005, by and between Fraydun Realty Co. and Franklin Bank, S.S.B.(13)

10.36	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor.(4)

14.1	Franklin Bank Corp. Code of Ethics and Business Conduct.(5)

21.1	Subsidiaries of the Registrant.(19)

23.1*	Consent of Deloitte & Touche LLP.

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

(2)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

(3)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

(4)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333 -112856) filed by the Registrant on February 13, 2004.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.

(6)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.

(7)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.

(8)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.

(9)	Previously filed on the Company’s Current Report on Form 8-K filed on January 28, 2005.

(10)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on June 23, 2005.

(11)	Previously filed on the Company’s Registration Statement on Form S-3 filed by the Registrant on April 20, 2006.

(12)	Previously filed on the Company’s pre-effective Amendment No. 2 to its Registration Statement on Form S-3 filed by the Registrant on May 4, 2006.

(13)	Previously filed on the Company’s Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.

(14)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on August 15, 2006.

(15)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 28, 2006.

(16)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(17)	Previously filed as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed by the Registrant on April 3, 2006.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 14, 2006.

(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 14, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN BANK CORP.

	By	/s/ Anthony J. Nocella Name: Anthony J. Nocella
Title: President and Chief Executive Officer
Date: August 31, 2007

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of August 12, 2003, by and between Franklin Bank Corp., FBC Merger Corporation and Jacksonville Bancorp, Inc.(1)

2.2	Agreement and Plan of Merger by and among Franklin Bank Corp., FBC Acquisition LLC and Cedar Creek Bancshares, Inc. dated as of September 3, 2004.(6)

2.3	Agreement and Plan of Reorganization by and among Franklin Bank Corp., The First National Bank of Athens and The Ginger Murchinson Foundation dated as of December 20, 2004.(7)

2.4	Agreement and Plan of Merger by and among Franklin Bank Corp., Franklin Bank, S.S.B., and Elgin Bank of Texas dated as of January 26, 2005.(9)

2.5	Purchase and Assumption Agreement by and among Washington Mutual Bank, WM Financial Services, Inc. and Franklin Bank, S.S.B. dated as of June 20, 2005.(10)

2.6	Agreement and Plan of Reorganization, dated as of December 1, 2006, by and among Franklin Bank Corp., FBC Interim Bank, S.S.B., and The First National Bank of Bryan.(16)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Specimen of Common Stock Certificate.(3)

4.2	Specimen of Preferred Share Certificate for Series A Non-Cumulative Perpetual Preferred Stock.(11)

4.3	Form of Certificate of Designations of Series A Non-Cumulative Perpetual Preferred Stock.(12)

10.1	BK2 Inc. 2002 Stock Option Plan.(1)

10.2	Franklin Bank Corp. 2004 Long-Term Incentive Plan.(2)

10.3	Amendment to Franklin Bank Corp. 2004 Long-Term Incentive Plan dated as of March 1, 2005.(18)

10.4	Franklin Bank Corp. 2006 Long-Term Incentive Plan.(17)

10.5	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long-Term Incentive Plan (directors and executive officers).(15)

10.6	Form of Restricted Stock Agreement for use under the Registrant’s 2006 Long- Term Incentive Plan (officers and employees).(14)

10.7	Franklin Bank Corp. Key Employee Intermediate-Term Incentive Compensation Plan (including form of grant agreement).(14)

10.8	Stock Option Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)

10.9	Consulting Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Ranieri & Co., Inc.(1)

10.10	Letter Agreement, dated December 15, 2003, by and between Franklin Bank Corp. and Ranieri & Co., Inc., amending Consulting Agreement and Stock Option Agreement.(3)

10.11	Form of Change of Control Employment Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella.(2)

10.12	Form of Restricted Stock Agreement between Franklin Bank Corp. and Messrs. Cooper, Davitt, Mealey, McCann and Nocella and Ms. Scofield.(2)

10.13	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Anthony J. Nocella.(4)

10.14	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Daniel E. Cooper.(4)

10.15	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Glenn Mealey.(4)

10.16	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Russell McCann.(4)

10.17	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Michael Davitt.(4)

Exhibit
Number	Description

10.18	Letter Agreement dated December 23, 2003 between Franklin Bank Corp. and Jan Scofield.(4)

10.19	Form of original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.20	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.21	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.22	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan.(8)

10.23	Form of original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.24	Form of First Amendment to original Incentive Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.25	Form of original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.26	Form of First Amendment to original Nonqualified Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.27	Form of revised Incentive Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.28	Form of revised Nonqualified Stock Option Agreement for use under the Registrant’s 2004 Long-Term Incentive Plan.(8)

10.29	Registration Rights Agreement, dated as of November 4, 2002, by and between Franklin Bank Corp. and Friedman, Billings, Ramsey & Co., Inc.(1)

10.30	Client Services Agreement, dated October 31, 2002, between Franklin Bank, S.S.B. and Administaff Companies II, L.P.(1)

10.31	Agreement, dated January 1, 2006, by and between Franklin Bank, S.S.B., and FiServ Solutions, Inc.(13)

10.32	Agreement, dated July 1, 2006, by and between Franklin Bank, S.S.B. and FiServ Solutions, Inc.(19)

10.33	Commercial Lease Agreement, dated August 1, 2001 and April 15, 2002, by and between Franklin Bank, S.S.B. and A.S.C. Management, Inc.(1)

10.34	Commercial Sub-Lease Agreement, dated June 7, 2002 and August 26, 2003, by and between Franklin Bank, S.S.B. and Candle Corporation.(1)

10.35	Lease Agreement, dated August 26, 2005, by and between Fraydun Realty Co. and Franklin Bank, S.S.B.(13)

10.36	Severance Agreement dated August 12, 2003 between Franklin Bank Corp. and Jerry M. Chancellor.(4)

14.1	Franklin Bank Corp. Code of Ethics and Business Conduct.(5)

21.1	Subsidiaries of the Registrant.(19)

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on October 14, 2003.

(2)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on November 14, 2003.

(3)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333-108026) filed by the Registrant on December 17, 2003.

(4)	Previously filed as an exhibit of even number to the Registration Statement on Form S-1 (File No. 333 -112856) filed by the Registrant on February 13, 2004.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 11, 2004.

(6)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 3, 2004.

(7)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 23, 2004.

(8)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.

(9)	Previously filed on the Company’s Current Report on Form 8-K filed on January 28, 2005.

(10)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on June 23, 2005.

(11)	Previously filed on the Company’s Registration Statement on Form S-3 filed by the Registrant on April 20, 2006.

(12)	Previously filed on the Company’s pre-effective Amendment No. 2 to its Registration Statement on Form S-3 filed by the Registrant on May 4, 2006.

(13)	Previously filed on the Company’s Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.

(14)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on August 15, 2006.

(15)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on September 28, 2006.

(16)	Previously filed on the Company’s Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(17)	Previously filed as Exhibit A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed by the Registrant on April 3, 2006.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 14, 2006.

(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed by the Registrant on March 14, 2007.