Form 10-K/A
period 2006-12-31
FRANKLIN BANK CORP
filed 2007-08-31
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE
     Franklin Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 was filed with the Securities and Exchange Commission (the “Commission”) without Exhibit 23.1. This Form 10-K/A consists solely of Exhibit 23.1 and, pursuant to Rule 12b-15, the certifications as specified in § 13a-14(a) or § 15d-14(a) under the Securities Exchange Act of 1934 (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:
          1. Consolidated Financial Statements. Reference is made to Part II, Item 8, of the Annual Report on Form 10-K filed with the Commission on March 14, 2007.
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