Form 10-Q
period 2007-09-30
FRANKLIN BANK CORP
filed 2007-11-09
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
(713) 339-8900
(Registrant’s telephone number, including area code:)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 8, 2007, there were 25,370,936 shares of the registrant’s common stock, $.01 par value, outstanding.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FRANKLIN BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$93,233	$86,783
Receivables under resale agreements	108,124	—
Trading securities	93,382	—
Securities held to maturity, at amortized cost	384,563	—
Securities available for sale, at fair value	227,005	349,952
Federal Home Loan Bank stock and other investments, at cost	91,405	99,937
Loans held for sale	226,866	682,205
Loans held for investment (net of allowance for credit losses of $16.8 million and $11.7 million at September 30, 2007 and December 31, 2006, respectively)	4,010,878	3,993,857
Goodwill	251,876	153,487
Other intangible assets, net of amortization	33,791	14,548
Premises and equipment, net	38,072	28,208
Real estate owned	39,032	22,031
Other assets	148,414	106,359

TOTAL ASSETS	$5,746,641	$5,537,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,883,477	$2,631,964
Federal Home Loan Bank advances	2,107,249	2,309,745
Convertible senior notes	82,758	—
Subordinated notes	123,238	108,093
Other liabilities	71,755	54,839

Total liabilities	5,268,477	5,104,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 3,450,000 issued and outstanding	86,250	86,250
Common stock $0.01 par value, 35,000,000 shares authorized and 25,370,936 and 23,588,856 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	254	236
Additional paid-in capital	306,217	281,207
Retained earnings	86,614	67,380
Accumulated other comprehensive income/(loss) — Unrealized gains (losses) on securities available for sale, net	(1,171)	(2,347)

Total stockholders’ equity	478,164	432,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,746,641	$5,537,367

See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Cash equivalents and short-term investments	$2,818	$1,630	$8,464	$5,731
Trading securities	1,527	—	5,529	—
Securities	7,592	4,827	14,444	13,920
Loans	74,294	68,785	217,213	189,610

Total interest income	86,231	75,242	245,650	209,261

INTEREST EXPENSE
Deposits	28,766	27,120	82,656	68,405
Federal Home Loan Bank advances	26,706	24,120	79,421	66,063
Convertible senior notes	1,064	—	1,849	—
Subordinated notes	2,309	1,939	6,518	5,447
Other	8	—	11	132

Total interest expense	58,853	53,179	170,455	140,047
Net interest income	27,378	22,063	75,195	69,214
PROVISION FOR CREDIT LOSSES	2,539	607	4,061	1,364

Net interest income after provision for credit losses	24,839	21,456	71,134	67,850

NON-INTEREST INCOME
Loan fee income	2,023	1,746	6,407	5,077
Deposit fees	2,865	1,703	6,893	4,653
Gain on sale of single family loans and valuation of mortgage servicing rights, net	947	1,733	3,421	4,652
Gain on sale of student loans, net	216	—	216	—
Gain on early extinguishment of debt	2,334	—	2,334	—
Gain (loss) on securities	189	—	189	(2)
Bank owned life insurance	1,003	65	3,126	191
Other	654	1,454	2,093	2,415

Total non-interest income	10,231	6,701	24,679	16,986
NON-INTEREST EXPENSE
Salaries and benefits	10,446	8,036	29,124	26,028
Data processing	2,049	1,650	5,304	5,299
Occupancy	2,469	1,979	6,501	5,591
Professional fees	1,077	868	2,878	2,150
Loan expenses, net	784	591	1,676	1,885
Core deposit amortization	804	327	1,768	697
Real estate owned	540	1,856	1,467	2,004
Other	3,221	2,235	8,735	6,888

Total non-interest expenses	21,390	17,542	57,453	50,542

Income before taxes	13,680	10,615	38,360	34,294
INCOME TAX EXPENSE	4,514	3,871	12,659	12,519

NET INCOME	9,166	6,744	25,701	21,775
Preferred dividends	(1,617)	(1,617)	(4,851)	(2,246)

NET INCOME AVAILABLE TO COMMON STOCK SHAREHOLDERS	$7,549	$5,127	$20,850	$19,529

Net income per common share
Basic	$0.30	$0.22	$0.87	$0.83
Diluted	$0.30	$0.21	$0.86	$0.81
Basic weighted average number of common shares outstanding	25,038,937	23,476,260	24,006,231	23,430,147
Diluted weighted average number of common shares outstanding	25,142,208	24,086,350	24,291,905	23,991,567
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,701	$21,775
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Provision for credit losses	4,061	1,364
Provision for real estate owned losses	842	536
Net (gain) loss on trading securities hedging mortgage servicing rights	(570)	—
Change in fair value of mortgage servicing rights	(1,096)	—
Net (gain) loss on sale of mortgage-backed securities, loans, and real estate owned	(1,848)	(4,484)
Gain on early extinguishment of debt	(2,334)	—
Depreciation and amortization	4,999	4,950
Federal Home Loan Bank stock dividends	(3,566)	(3,113)
Net change in receivables under resale agreements	(108,124)	—
Funding of loans held for sale	(393,384)	(600,024)
Fundings of student loans held for sale	(142,881)	—
Proceeds from sale of loans held for sale	391,059	594,335
Proceeds from principal repayments of trading securities	11,863	—
Proceeds from principal repayments of loans held for sale	29,688	94,635
Proceeds from sales of trading securities	60,468	—
Other changes in loans held for sale	256	(2,782)
Stock based compensation expense	790	1,162
Change in interest receivable	3,443	(7,237)
Change in other assets	(24,070)	24,588
Change in other liabilities	5,265	(13,050)

Net cash provided (used) by operating activities	(139,438)	112,655

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(134,179)	—
Cash and cash equivalents acquired from Bryan	15,165	—
Fundings of loans held for investment	(2,170,450)	(2,996,898)
Proceeds from principal repayments of securites held to maturity	4,177	—
Proceeds from principal repayments of securities available for sale	33,635	44,462
Proceeds from sale of loans held for investment	588,204	33,763
Proceeds from principal repayments of loans held for investment	2,570,284	3,137,358
Proceeds from maturities/sale of securities available for sale	82,778	3,025
Proceeds from redemptions of Federal Home Loan Bank stock	25,776	19,653
Proceeds from sale of real estate owned	8,977	3,487
Purchases of Federal Home Loan Bank stock and other securities	(12,629)	(23,665)
Purchases of mortgage servicing rights	(5,191)	—
Purchases of securities available for sale	(165,258)	(209,959)
Purchases of securities held to maturity	(303,570)	—
Purchases of loans held for investment	(64,104)	(846,998)
Purchases of premises and equipment	(2,706)	(2,224)
Capitalized additions to real estate owned	(195)	(177)
Net change in loans held for investment	(14,414)	(28,564)

Net cash provided (used) by investing activities	456,300	(866,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(220,506)	439,457
Proceeds from Federal Home Loan Bank advances	1,214,000	2,448,000
Repayment of Federal Home Loan Bank advances	(1,423,325)	(2,271,929)
Payment on short-term borrowings	—	(5,000)
Proceeds from issuance of contingent convertible senior notes	97,308	—
Extinguishment of contingent convertible senior notes	(12,275)	—
Proceeds from issuance of subordinated debt	15,000	—
Proceeds from issuance of common stock	25,235	289
Dividends on preferred stock	(4,852)	(2,246)
Proceeds from issuance of preferred stock	—	86,250
Payment of common stock issuance costs	(997)	(38)
Payment of preferred stock issuance costs	—	(3,076)

Net cash provided (used) by financing activities	(310,412)	691,707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,450	(62,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,783	125,727

CASH AND CASH EQUIVALENTS AT PERIOD END	$93,233	$63,352

Supplemental disclosures of cash flow information
Cash paid for interest	$176,063	$131,767
Cash paid for taxes	5,965	7,307
Noncash investing activities
Transfers to loans held for investment	$68,167	$—
Real estate owned acquired through foreclosure	26,916	18,414
Transfers to trading securities	241,079	—
Transfers to securities held to maturity	75,935	—
Purchase of securities held to maturity on trade date basis	9,119	—
Sale of securities available for sale on trade date basis	14,098	—
See notes to interim consolidated financial statements.

FRANKLIN BANK CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying Consolidated Financial Statements are unaudited and include the accounts of Franklin Bank Corp., a subsidiary of the company, and Franklin Bank, S.S.B. and have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in these interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of all periods presented. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any interim period. The interim financial information should be read in conjunction with Franklin Bank Corp.’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on net income or stockholders’ equity. In this report, Franklin Bank Corp. (including its subsidiaries) is sometimes referred to as the “company”, “we”, “our”, or “us”, and Franklin Bank, S.S.B. is sometimes referred to as “Franklin Bank” or the “bank”.
Recent accounting standards
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the company on January 1, 2008. We are currently evaluating the impact, if any, of SFAS 159 on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The statement requires recognition of the funded status of the company’s defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the company’s financial statements beginning with the year ended after December 31, 2008. SFAS 158 is not expected to have a significant impact on the company’s financial condition, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the company on January 1, 2008 and is not expected to have a significant impact on the company’s financial condition, results of operations, or cash flows. We are currently evaluating the impact, if any, of SFAS 157 on our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that, after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 became effective as of January 1, 2007 and did not have a significant impact on the company’s financial condition, results of operations, or cash flows.
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available for sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, SFAS 156 amends SFAS 140 to allow for either an amortization method or a fair value measurement method. On January 1, 2007 the company adopted the fair value measurement method under FAS 156. See Note 5, Goodwill and Intangible Assets for the effects of the adoption of FAS 156.
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
Collateralized Financing Transactions
     Transactions involving purchases of loans under resale agreement are treated as collateralized financing transactions and recorded at their contractual resale amounts plus accrued interest and fees. Resulting interest income is included in “Cash equivalents and short-term investments” in the Consolidated Statements of Income. It is the company’s general policy to take possession of loans with a market value in excess of the purchase amount of the loan plus the accrued interest thereon, in order to collateralize resale agreements. The Company’s agreements with counterparties generally contain contractual provisions allowing for additional or replacement collateral to be obtained. It is the Company’s policy to value collateral and to obtain additional collateral when deemed appropriate.
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
     The company recognized stock-based compensation expense related to stock options and restricted stock of approximately $328,000 and $790,000 during the three and nine months ended September 30, 2007, respectively, and $705,000 and $1.2 million during the three and nine months ended September 30, 2006, respectively.
     Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $374,000 at September 30, 2007. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was two years. Unrecognized stock-based compensation expense related to non-vested stock awards was $4.4 million at September 30, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.71 years.

2. Earnings per Common Share
     Basic and diluted earnings per common share (“EPS”) were computed as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income available to common stock shareholders
Net income	$9,166	$6,744	$25,701	$21,775
Preferred dividends	(1,617)	(1,617)	(4,851)	(2,246)

Net income available to common stock shareholders	$7,549	$5,127	$20,850	$19,529

Shares
Average common shares outstanding	25,038,937	23,476,260	24,006,231	23,430,147
Potentially dilutive common shares from options and restricted stock	103,271	610,090	285,674	561,420

Average common shares and potentially dilutive common shares outstanding	25,142,208	24,086,350	24,291,905	23,991,567

Basic earnings per common share	$0.30	$0.22	$0.87	$0.83

Diluted earnings per common share	$0.30	$0.21	$0.86	$0.81

     In accordance with Emerging Issues Task Force Issue No. 04-8, because all of the 4.00% contingent convertible senior notes provide for settlement of the principal portion in cash rather than stock, the company excludes the portion of the conversion value of these notes attributable to their principal amount from its computation of diluted earnings per share from continuing operations. The company includes the conversion spread in the calculation of diluted earnings per share when the average market price of the company’s common stock in the respective reporting period exceeds the conversion price. The conversion price for the 4.00% contingent convertible senior notes at September 30, 2007 was $22.00.
3. Acquisitions
     On May 8, 2007, the company completed its acquisition of The First National Bank of Bryan (“Bryan”). Under the terms of the reorganization agreement, a newly - formed interim bank subsidiary of the company was consolidated into Bryan and Bryan subsequently was merged into the bank. The company paid approximately $134.0 million in cash for all of the issued and outstanding capital stock of Bryan. Bryan operated six banking offices in Bryan/College Station, Texas. The acquisition expanded our central Texas presence. As of December 31, 2006, Bryan had total assets of $529.9 million, loans of $342.9 million, deposits of $465.9 million and stockholders’ equity of $51.4 million. As a result of the acquisition of Bryan, the consolidated statement of operations and consolidated statement of cash flows for the year ended September 30, 2007 included the results of operations and cash flows, respectively, of Bryan beginning May 9, 2007. In addition, the consolidated balance sheet as of September 30, 2007 included preliminary estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date for Bryan. We have not completed our assessment of the fair values of the acquired Bryan assets and liabilities and therefore the allocation of the purchase price is subject to revision.
     The table below summarizes select pro forma data for the two combined companies for the periods indicated as if the acquisition had occurred on January 1, 2006, after giving effect to certain purchase accounting adjustments (dollars in thousands, except per share data):

	For the Nine Months
	Ended September 30,
	2007	2006
Net interest income	$77,854	$78,584
Net income available to common shareholders	19,709	21,311
Earnings per share (diluted)	$0.81	$0.89
     This pro forma information is not necessarily indicative of actual results had the acquisition occurred on January 1, 2006, nor is it necessarily indicative of future results, and does not reflect any potential synergies or integration costs.
4. Securities Held to Maturity and Securities Available for Sale
     A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Securities Held To Maturity:
U.S. government agency notes	$—	$—	$—	$—	$—	$—	$—	$—
Corporate debt	9,119	—	—	9,119	—	—	—	—
Mortgage-backed securities	375,444	1,198	(1,088)	375,554	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	$384,563	$1,198	$(1,088)	$384,673	$—	$—	$—	$—

Securities Available For Sale:
U.S. government agency notes	$4,481	$1	$(30)	$4,452	$3,480	$—	$(78)	$3,402
States and political subdivisions	4,449	2	(24)	4,427	5,025	2	(29)	4,998
Corporate debt	289	—	—	289	—	—	—	—
Mortgage-backed securities	218,644	611	(2,390)	216,865	292,873	348	(2,501)	290,720
Other	1,000	—	(28)	972	52,299	—	(1,467)	50,832

Total	$228,863	$614	$(2,472)	$227,005	$353,677	$350	$(4,075)	$349,952

     Securities with a fair value totaling $239.2 million at September 30, 2007 and $62.7 million at December 31, 2006 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.
     The company made the election to reclassify $149.3 million of available for sale securities to trading securities on January 1, 2007 when the company adopted the provisions of SFAS 156. The company had no trading securities at December 31, 2006. These securities were identified as offsetting the company’s exposure to changes in fair value of the mortgage servicing rights (MSRs) that the company elected to measure at fair value.
     During the quarter ended September 30, 2007, in order to rebalance the securities held as a hedge against MSR’s, the company transferred available for sale securities with a carrying value of $91.7 million to trading securities and recognized a gain of $1.7 million. Gross gains and losses on these securities were $1.7 million and $-0-, respectively, and represented the unrealized holding gain at the date of transfer. Additionally, during the quarter, the company transferred trading securities with a carrying value of $75.9 million to held to maturity securities.
     Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the company will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2007, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been realized in the company’s consolidated statement of operations.
5. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the nine months ended September 30, 2007 are as follows (in thousands):

Total
Balance at January 1, 2006	$147,742
Branches (1)	3,544
Purchase price adjustment (2)	2,201

Balance at December 31, 2006	153,487
Bryan acquisition	98,145
Access Lending acquisition	203
Purchase price adjustment (2)	41

Balance at September 30, 2007	$251,876

(1)	Goodwill obtained from purchase of Equity Bank branches in December 2006.

(2)	Purchase price adjustment based on additional information related to the valuation of certain assets acquired and liabilities assumed.

Intangible assets other than goodwill include core deposit premiums paid. The changes in core deposit intangibles are as follows (in thousands):

Core
Deposit
Intangible
Balance at January 1, 2006	$9,322
Athens core deposit intangible adjustment	(1,324)
Branches core deposit intangible adjustment	(153)
Equity branches (1)	460
Amortization	(1,024)

Balance at December 31, 2006	7,281
Bryan acquisition (1)	11,400
Amortization	(1,767)

Balance at September 30, 2007	$16,914

(1)	Preliminary core deposit intangible from the Equity Bank branch purchase and the Bryan acquisition were estimated based on deposits with similar characteristics. Final core deposit intangible will be determined using actual deposit data from the acquisitions.
     On January 1, 2007 the company adopted SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. Classes of MSR are determined in accordance with the company’s risk management practices and market inputs used in determining the fair value of the servicing asset. Accordingly, the company established the existing MSR as one class and began initially recognizing this MSR at fair value and elected to irrevocably continue application of fair value accounting to this class of MSR. Upon adoption of this statement, the company also made the irrevocable election to reclassify certain available for sale securities to trading securities. These securities were identified as offsetting the company’s exposure to changes in fair value of the MSR that the company elected to measure at fair value. The company recognized the cumulative effect of a change in accounting principle totaling $1.6 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2007 and the amount of gains and losses in accumulated other comprehensive income related to the reclassified securities at December 31, 2006. The balance of MSR included within other intangible assets on the Consolidated Balance Sheets represents the rights to service approximately $985.5 million of mortgage loans at September 30, 2007, for which a servicing right has been capitalized. Since sales for MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business, the company relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interests rates, type of product (fixed vs. variable), expected prepayments, age (new, seasoned, or moderate), agency type and other factors.
     The company uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. The company also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience. Following is a summary of changes in capitalized MSR as of September 30, 2007 (in thousands):

Total
Fair value on January 1, 2007	$7,267
Addition of mortgage servicing rights	8,504
Reductions due to loan payments	(1,283)
Changes in fair value due to:
Changes in current market interest rates	3,085
Changes in assumptions	(696)

Fair value on September 30, 2007	$16,877

     In periods prior to January 1, 2007, these amounts were included at the lower of cost, net of accumulated amortization, or fair value. MSR were amortized over the period of and in proportion to the estimated net servicing revenues. MSR were periodically evaluated for impairment. Impairment occurred when the current fair value of the servicing right was less than its recorded value. A quarterly value impairment analysis was performed using a discounted cash flow analysis which was disaggregated by strata representing predominant risk characteristics, including fixed and adjustable rate loans. Impairment, if any, was recognized through a valuation allowance for individual strata. However, if the impairment was determined to be other than temporary, a direct write-off of the asset was made. With the adoption of SFAS No. 156, MSR are valued at fair value, both initially and prospectively; impairment tests are no longer performed. The following is a summary of changes in capitalized MSR as of September 30, 2006 (in thousands):

Total
January 1, 2006	$4,632
Addition of mortgage servicing rights	2,643
Amortization	(614)

September 30, 2006	$6,661

     MSR on September 30, 2006, had an estimated market value of approximately $7.1 million. This balance represents the rights to service approximately $465.9 million of mortgage loans on September 30, 2006 for which a servicing right was capitalized.
     The company uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization or sale. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows at September 30, 2007:

Weighted average age (in years)	2.2
Annual constant prepayment rate	8.93%
Annual discount rate	9.14%
Annual cost to service (per loan)	$41.44
Annual earnings on escrow	4.63%
6. Convertible Notes
     On April 18, 2007, the company issued $100 million aggregate principal amount of contingent convertible senior notes due May 1, 2027 with an interest rate of 4.00%. As of September 30, 2007, holders could convert each of their notes into shares of Franklin Bank Corp. common stock at a conversion rate of 45.4545 shares of common stock per $1,000 principal amount of notes at any time prior to maturity under the following circumstances: (1) during any fiscal quarter commencing after the date of original issuance of the notes, if the common stock price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter immediately preceding the quarter in which the conversion occurs is more than 130% of the conversion price of the notes in effect on that 30th trading day, (2) during the consecutive business-day period following any five consecutive trading-day period in which the “trading price” for the notes for each day of that period was less than 98% of our common stock price during each day of that period multiplied by the then current conversion rate, (3) if we have called the particular notes for redemption and the redemption has not yet taken place, or (4) upon the occurrence of specified corporate transactions, including certain fundamental changes, or (5) during the 30 days prior to, but excluding, any scheduled repurchase date or maturity date.
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
     During the third quarter of 2007, the company extinguished $15.0 million of the contingent convertible senior notes and recognized a gain on early extinguishment of debt of $1.5 million or $0.06 per diluted share, net of tax. A portion of the proceeds received from the common stock offering in June 2007, discussed in Note 8, Common Stock, was used for the extinguishment.

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
     On September 17, 2007, the company paid the dividend on the preferred stock of $1.6 million to preferred shareholders of record on September 6, 2007.
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
9. Income Taxes
     The company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the company’s financial statements.
     The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The company is no longer subject to U.S. federal tax examinations for years before 2003 and for state tax examinations for years before 2002.
     The company’s effective tax rate for the nine months ended September 30, 2007, was approximately 33.0% compared to 36.5% for the nine months ended September 30, 2006. The decrease in the company’s effective tax rate for the third quarter of 2007 was from an increase in tax-exempt investments.
     The company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other non-interest expense and interest paid or received is recorded as interest expense or interest income, respectively, in the statement of operations.
10. Operating Segments
     The company has two reportable operating segments, Banking and Mortgage Banking, that are delineated by the products and services that each segment offers. Banking includes both community banking services and commercial lending. Community banking services include direct lending and depository services. Commercial lending services are provided to corporations and other business clients and include a wide array of lending and cash management products. Mortgage Banking includes the origination and sale of residential mortgage loans through both retail and wholesale channels, servicing mortgage loans for others and the single family mortgage loan portfolio. The company also maintains a non-operating segment entitled “other”, which primarily includes the company’s junior subordinated notes and convertible senior notes. Certain prior period amounts have been reclassified to conform to the current presentation.
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
     Financial results by operating segment for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

		Mortgage		Total
	Banking	Banking	Other	Consolidated
September 30, 2007
Net interest income (expense)	$66,271	$16,873	$(7,949)	$75,195
Provision for credit losses	(2,549)	(1,512)	—	(4,061)
Non-interest income	13,518	8,827	2,334	24,679
Non-interest expense	(39,817)	(16,946)	(690)	(57,453)

Income (loss) before income taxes	37,423	7,242	(6,305)	38,360
Income tax (expense) benefit	(13,098)	(2,535)	2,974	(12,659)

Net income (loss)	$24,325	$4,707	$(3,331)	$25,701

September 30, 2006
Net interest income (expense)	$48,561	$26,231	$(5,578)	$69,214
Provision for credit losses	(947)	(417)	—	(1,364)
Non-interest income	7,338	8,867	781	16,986
Non-interest expense	(32,230)	(17,618)	(694)	(50,542)

Income (loss) before income taxes	22,722	17,063	(5,491)	34,294
Income tax (expense) benefit	(7,953)	(5,972)	1,406	(12,519)

Net income (loss)	$14,769	$11,091	$(4,085)	$21,775

September 30, 2007
Average loans	$2,043,621	$2,145,446	—	$4,189,067
Average assets	3,192,200	2,157,481	—	5,349,681
Average deposits	2,648,227	13,827	—	2,662,054

September 30, 2006
Average loans	$1,349,297	$2,781,579	—	$4,130,876
Average assets	2,161,452	2,787,219	—	4,948,671
Average deposits	2,420,238	11,524	—	2,431,762
     Financial results by operating segment for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

		Mortgage		Total
	Banking	Banking	Other	Consolidated
September 30, 2007
Net interest income (expense)	$25,367	$5,137	$(3,126)	$27,378
Provision for credit losses	(855)	(1,684)	—	(2,539)
Non-interest income	5,179	2,718	2,334	10,231
Non-interest expense	(15,556)	(5,624)	(210)	(21,390)

Income (loss) before income taxes	14,135	547	(1,002)	13,680
Income tax (expense) benefit	(4,947)	(191)	624	(4,514)

Net income (loss)	$9,188	$356	$(378)	$9,166

September 30, 2006
Net interest income (expense)	$17,003	$6,998	$(1,938)	$22,063
Provision for credit losses	(336)	(271)	—	(607)
Non-interest income	2,650	3,276	775	6,701
Non-interest expense	(11,971)	(5,292)	(279)	(17,542)

Income (loss) before income taxes	7,346	4,711	(1,442)	10,615
Income tax (expense) benefit	(2,571)	(1,649)	349	(3,871)

Net income (loss)	$4,775	$3,062	$(1,093)	$6,744

September 30, 2007
Average loans	$2,204,488	$2,002,369	$—	$4,206,857
Average assets	3,583,071	2,018,607	—	5,601,678
Average deposits	2,821,390	16,749	—	2,838,139

September 30, 2006
Average loans	$1,471,234	$2,854,474	$—	$4,325,708
Average assets	2,252,462	2,860,688	—	5,113,150
Average deposits	2,575,145	14,073	—	2,589,218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Information
     A number of the presentations and disclosures in this report, including any statements preceded by, followed by or which include the words “may, “ “could, “ “should, “ “would, “ “hope, “ “might, “ “believe, “ “expect, “ “anticipate, “ “estimate, “ “intend,” “plan, “ “assume, ” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to:
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
     Our Annual Report on Form 10-K for the year ended December 31, 2006, or the 2006 Form 10-K, includes a description of the material risks related to our business. The discussions of our financial condition, results of operations and cash flows contained in this report should be read in conjunction with the risk factors contained in Item 1A of the 2006 Form 10-K and the risk factors contained in Part II, Item 1A of any subsequent filed Quarterly Report on Form 10-Q, including this Form 10-Q for the quarter ended September 30, 2007.
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
Overview
     Franklin Bank Corp. is a Texas-based savings and loan holding company headquartered in Houston, Texas. Through our subsidiary Franklin Bank, S.S.B., a Texas state savings bank, we operate a community banking strategy that is focused on growth areas outside of the major metropolitan areas of Texas. We offer a wide variety of community banking and commercial lending products that allow us to serve our customers both in our communities and on a national basis. At September 30, 2007, we had 46 community banking offices in Texas and seven regional commercial lending offices in Florida, Arizona, Pennsylvania, Michigan, Colorado, and Texas. As a complement to our community and commercial banking activities, we offer single family mortgages through 45 retail origination offices in 22 states.
Significant Transactions
     In September 2007, the company extinguished $15.0 million of contingent convertible senior notes and recognized a gain on early extinguishment of debt of $1.5 million or $0.06 per diluted share, net of tax.
     In June 2007, the company received binding commitments for the purchase of $25.0 million, or 1,592,356 shares of its common stock at a price of $15.70. The company completed the sale of 1,562,100 shares as of June 30, 2007 with the remainder being completed in July 2007. The company received net proceeds of $24.0 million.
     On May 8, 2007, we acquired the First National Bank of Bryan for $134.0 million in cash and $823,000 in direct acquisition costs through September 30, 2007. The integration was completed in July 2007. At acquisition, Bryan had approximately $516 million in assets and community banking loans and deposits of approximately $388 million and $471 million, respectively. The acquisition of Bryan added six banking offices and expanded our presence in the central Texas market.
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
     On December 8, 2006, we acquired two banking offices from Equity Bank for a purchase premium of approximately $3.9 million and $125,000 in direct acquisition costs through September 30, 2007. These two banking offices added approximately $43.0 million in deposits and $2.8 million in loans. The addition of these offices expanded our east Texas market.
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

     RESULTS OF OPERATIONS
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net income available to common shareholders was $20.9 million, or $0.86 per diluted share, for the nine months ended September 30, 2007, compared to $19.5 million, or $0.81 per diluted share, for the nine months ended September 30, 2006. Also, dividends of $4.9 million and $2.2 million were paid to preferred stockholders in the first nine months of 2007 and 2006, respectively.
     Net Interest income. Net interest income increased $6.0 million to $75.2 million for the nine months ended September 30, 2007, compared to $69.2 million for the same period in 2006. The increase was primarily due to higher average balances in interest-earning assets and an increase in net yield of 7 basis points.
     The table below illustrates our average balances and related income, expense, and weighted average yields and rates for the nine months ended September 30, 2007 and 2006. Balances for both periods are based on daily averages, except for Bryan from its acquisition on May 8, 2007 until it was converted to our system on July 19, 2007 and Athens until it was converted to our system on January 26, 2006.

	Nine Months Ended September 30,
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
	(Dollars in Thousands)
Interest- Earning Assets
Short-term interest earning assets	$117,693	$4,834	5.42%	$72,609	$2,598	4.72%
Trading securities	133,872	5,529	5.52	—	—	—
FHLB stock and other investments	88,423	3,630	5.49	87,592	3,133	4.78
Securities available for sale	232,792	9,226	5.28	369,052	13,920	5.03
Securities held to maturity	117,784	5,218	5.91	—	—	—
Loans
Single family	2,145,446	93,203	5.79	2,781,579	110,727	5.31
Builder lines	1,243,891	78,597	8.45	848,719	51,903	8.18
Commercial real estate	436,116	25,223	7.73	213,050	11,887	7.46
Mortgage banker finance	120,674	6,808	7.54	155,424	8,055	6.93
Commercial business	59,688	3,314	7.42	39,240	2,029	6.91
Consumer	183,252	10,068	7.35	92,864	5,009	7.21

Total loans	4,189,067	217,213	6.92	4,130,876	189,610	6.13

Total interest-earning assets	4,879,631	245,650	6.72	4,660,129	209,261	5.99
Non-interest-earning assets	470,050			288,542

Total assets	$5,349,681			$4,948,671

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$199,814	$3,254	2.18%	$180,279	$2,086	1.55%
Money market and savings	340,743	8,583	3.37	244,852	4,854	2.65
Certificates of deposit	970,457	34,018	4.69	759,830	21,954	3.86
Non-interest bearing deposits	234,909	—	—	155,341	—	—

Total community banking	1,745,923	45,855	3.51	1,340,302	28,894	2.88
Wholesale and money desk	916,131	36,801	5.37	1,091,460	39,511	4.84

Total deposits	2,662,054	82,656	4.15	2,431,762	68,405	3.76
FHLB advances	2.009,858	79,421	5.24	1,979,972	66,063	4.40
Convertible senior notes	58,552	1,849	4.21	—	—	—
Subordinated notes	116,779	6,518	7.36	108,005	5,447	6.65
Other borrowings	361	11	4.17	2,930	132	5.94

Total interest-bearing liabilities	4,847,604	170,455	4.68	4,522,669	140,047	4.11
Non-interest-bearing liabilities and stockholders’ equity	502,077			426,002

Total liabilities and stockholders’ equity	$5,349,681			$4,948,671

Net interest income/interest rate spread		$75,195	2.04%		$69,214	1.88%

Net yield on interest-earning assets			2.07%			2.00%

Ratio of average interest-earning assets to average interest-bearing liabilities			100.66%			103.04%

Non-interest income. Non-interest income is comprised the following (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Loan fee income	$6,407	$5,077
Deposit fees	6,893	4,653
Gain on sale of single family loans and mortgage servicing rights valuation, net	3,421	4,652
Gain on sale of student loans, net	216	—
Gain on early extinguishment of debt	2,334	—
Gain (loss) on sale of securities	189	(2)
Bank owned life insurance income	3,126	191
Other	2,093	2,415

	$24,679	$16,986

     Non-interest income increased $7.7 million to $24.7 million for the nine months ended September 30, 2007, compared to $17.0 million for the same period a year ago. This increase was due to higher loan fees, deposit fees, gain on early extinguishment of debt, bank owned life insurance income and gains on sale of securities and student loans partly offset by a decrease in gain on sale of single family loans and mortgage servicing rights, net.
     Loan fee income increased $1.3 million during the nine months ended September 30, 2007, to $6.4 million, from $5.1 million during the nine months ended September 30, 2006. This increase was related to higher mortgage loan servicing fees and the elimination of mortgage servicing rights amortization due to the adoption of the fair value method under SFAS 156.
     Deposit fees increased $2.2 million during the nine months ended September 30, 2007, to $6.9 million, from $4.7 million during the nine months ended September 30, 2006. This increase relates to NSF fees, safe deposit rentals and fees charged for other banking related services.
     Gain on sale of single family loans and the net valuation of mortgage servicing rights decreased $1.2 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Sales of single family loans from the warehouse decreased $323.4 million to $326.4 million for the nine months ended September 30, 2007 from $649.8 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, gains on the sale of single family warehouse loans were $1.7 million, or 53 basis points, compared to $4.7 million, or 72 basis points for the nine months ended September 30, 2006. For the period ended September 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio. For the nine months ended September 30, 2007, we recorded an increase in fair value on the MSR portfolio of $1.1 million and recorded a gain on trading securities used to hedge MSRs of $570,000.
     Gain on sale of student loans was $216,000 related to the sale of $75.2 million of student loans during 2007. The student loans were acquired in the Bryan acquisition in May 2007.
     Gain on early extinguishment of debt was $2.3 million during the nine months ended September 30, 2007 due to the repurchase of $15.0 million of convertible senior notes. No debt was extinguished during the nine months period ended September 30, 2006.
     Gain on sale of securities was $189,000 related to the sale of $14.1 million of available for sale securities during the nine months ended September 30, 2007, compared to a loss of $2,000 for the same period last year.
     Bank owned life insurance income increased $2.9 million during the nine months ended September 30, 2007, to $3.1 million, compared to $191,000 during the nine months ended September 30, 2006, as a result of the purchase of $75.0 million in bank owned life insurance in December 2006.

Non-interest expense. Non-interest expense comprises the following (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Salaries and benefits	$29,124	$26,028
Data processing	5,304	5,299
Occupancy	6,501	5,591
Professional fees	2,878	2,150
Loan expenses, net	1,676	1,885
Core deposit amortization	1,768	697
Real estate owned	1,467	2,004
Other	8,735	6,888

	$57,453	$50,542

     Non-interest expense increased $6.9 million during the nine months ended was September 30, 2007, to $57.5 million, compared to $50.6 million for the nine months ended September 30, 2006. The increase in non-interest expense was from higher salaries and benefits, occupancy, core deposit amortization, professional and other expenses, partially offset by lower loan and real estate owned expenses.
     Salaries and benefits expense increased $3.1 million during the nine months ended September 30, 2007 to $29.1 million, compared to $26.0 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in headcount of 163.5 full-time equivalent employees from September 30, 2006 to September 30, 2007.
     Occupancy expense increased $910,000 during the nine months ended June 30, 2007 to $6.5 million, compared to $5.6 million for the nine month period ended September 30, 2006. The increase was primarily a result of higher lease, security and property tax expenses as a result of an increase in the number of banking, commercial lending and retail mortgage offices.
     Professional fees increased $728,000 during the nine months ended September 30, 2007, to $2.9 million, from $2.2 million during the nine months ended September 30, 2006. The increase was primarily related to higher accounting, audit, and legal fees.
     Loan expense decreased $209,000 during the nine months ended September 30, 2007 to $1.7 million, compared to $1.9 million for the nine month period ended September 30, 2006. The decrease was primarily a result of the reduction in purchases of single family mortgages from $847.0 million in 2006 to $64.1 million in 2007 partly offset by an increase for the addition of student lending acquired in the Bryan acquisition.
     Core deposit amortization increased $1.1 million during the nine months ended September 30, 2007, to $1.8 million compared to $697,000 during the nine months ended September 30, 2006. This increase was primarily related to the acquisition of Bryan on May 8, 2007.
     Real estate owned expense decreased $537,000 during the nine months ended September 30, 2007, to $1.5 million, compared to $2.0 million for the nine months ended September 30, 2006. The decrease primarily related to an allowance of $1.6 million in 2006 for settlement of litigation claims related to a foreclosed commercial property partly offset by an increase in valuation reserves on single family properties.
     Other non-interest expense increased $1.8 million during the nine months ended September 30, 2007. This increase was primarily related to higher costs related to travel, regulatory assessments, dues and subscriptions and loss on sale of assets.
Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006
     Net income available to common shareholders was $7.5 million, or $0.30 per diluted share, for the three months ended September 30, 2007, compared to $5.1 million, or $0.21 per diluted share, for the three months ended September 30, 2006. Also, dividends of $1.6 million were paid to preferred stockholders in the third quarter of 2007 and 2006, respectively.
     Net Interest income. Net interest income increased $5.3 million to $27.4 million for the three months ended September 30, 2007, compared to $22.1 million for the same period in 2006. The increase was primarily due to an increase in the net yield of 32 basis points. This increase in net yield primarily resulted from an increase in average loan balances in commercial and consumer loans and an increased yield on our single family loans. Offsetting part of the effect of the increase in commercial and consumer loans were increases in average interest-bearing liabilities and the average rate of our cost of funds.
     The table below illustrates our average balances and related income, expense, and weighted average yields and rates for the three months ended September 30, 2007 and 2006. Balances for both periods are based on daily averages, except for Bryan until it was converted to our systems on July 19, 2007.

	Three Months Ended September 30
	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
			( Dollars in Thousands)
Interest- Earning Assets
Short-term interest earning assets	$106,396	$1,641	6.04%	$41,942	$537	5.01%
Trading securities	109,844	1,527	5.52	—	—	—
FHLB stock and other investments	87,694	1,177	5.32	87,074	1,093	4.98
Securities available for sale	270,118	3,742	5.54	371,802	4,827	5.19
Securities held to maturity	256,811	3,850	6.00	—	—	—
Loans
Single family	2,002,369	29,309	5.85	2,854,474	38,497	5.39
Builder lines	1,270,876	27,070	8.45	952,046	20,488	8.54
Commercial real estate	495,434	9,824	7.87	233,864	4,518	7.66
Mortgage banker finance	105,790	2,034	7.63	152,745	2,837	7.37
Commercial business	79,138	1,471	7.38	38,339	686	7.10
Consumer	253,250	4,586	7.19	94,240	1,759	7.41

Total loans	4,206,857	74,294	7.01	4,325,708	68,785	6.34

Total interest-earning assets	5,037,720	86,231	6.79	4,826,526	75,242	6.21
Non-interest-earning assets	563,958			286,624

Total assets	$5,601,678			$5,113,150

Interest-Bearing Liabilities
Deposits
Community banking
Checking accounts	$243,397	$1,578	2.57%	$160,889	$610	1.50%
Money market and savings	409,047	3,511	3.41	248,356	1,855	2.96
Certificates of deposit	1,059,804	12,641	4.73	805,968	8,401	4.14
Non-interest bearing deposits	304,251	—	—	148,884	—	—

Total community banking	2,016,499	17,730	3.49	1,364,097	10,866	3.16
Wholesale and money desk	821,640	11,036	5.33	1,225,121	16,254	5.26

Total deposits	2,838,139	28,766	4.02	2,589,218	27,120	4.16
FHLB advances	2,015,224	26,706	5.19	1,940,504	24,120	4.86
Convertible senior notes	95,347	1,064	4.37	—	—	—
Subordinated notes	123,202	2,309	7.33	108,038	1,939	7.02
Other borrowings	724	8	4.24	—	—	—

Total interest-bearing liabilities	5,072,636	58,853	4.57	4,637,760	53,179	4.52
Non-interest-bearing liabilities and stockholders’ equity	529,042			475,390

Total liabilities and stockholders’ equity	$5,601,678			$5,113,150

Net interest income/interest rate spread		$27,378	2.22%		$22,063	1.69%

Net yield on interest earning assets			2.19%			1.87%

Ratio of average interest-earning assets to average interest-bearing liabilities			99.31%			104.07%

Non-interest income. Non-interest income is comprised of the following (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Loan fee income	$2,023	$1,746
Deposit fees	2,865	1,703
Gain on sale of single family loans and valuation of mortgage servicing rights, net	947	1,733
Gain on sale of student loans, net	216	—
Gain on early extinguishment of debt	2,334	—
Gain on sale of securities	189	—
Bank owned life insurance income	1,003	65
Other	654	1,454

	$10,231	$6,701

     Non-interest income increased $3.5 million to $10.2 million for the three months ended September 30, 2007, compared to $6.7 million for the same period a year ago. This increase was due to higher loan and deposit fees, gains on early extinguishment of debt, gain on sale of securities and student loans and income from bank owned life insurance partly offset by a decrease in gain on sale of single family loans and mortgage servicing rights, net, and other non-interest income.
     Loan fee income increased $277,000 during the three months ended September 30, 2007, to $2.0 million, from $1.7 million during the three months ended September 30, 2006. This increase was related to the elimination of mortgage servicing rights amortization due to the adoption on January 1, 2007 of the fair value method under SFAS 156.
     Deposit fees increased $1.2 million during the three months ended September 30, 2007, to $2.9 million, from $1.7 million during the three months ended September 30, 2006. The increase related to higher NSF fees and fees charged for other banking related services and the acquisition of Bryan.
     Gain on sale of single family loans and the net valuation of mortgage servicing rights decreased $786,000 during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Sales of single family loans from the warehouse decreased $152.1 million to $114.7 million for the three months ended September 30, 2007 from $266.8 million for the three months ended September 30, 2006. During the three months ended September 30, 2007, gains on the sale of single family warehouse loans were $838,000 or 73 basis points, compared to $1.7 million, or 65 basis points for the same period in 2006. For the period ended September 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio. For the three months ended September 30, 2007, we recorded a loss in fair value on the MSR portfolio of $1.4 million and recorded a gain on the trading securities used to hedge the MSRs of $1.5 million.
     Gain on sale of student loans was $216,000 related to the sale of $75.2 million of student loans during 2007. The student loans were acquired in the Bryan acquisition in May 2007.
     Gain on early extinguishment of debt was $2.3 million during the three months ended September 30, 2007 due to the repurchase of $15.0 million in convertible senior notes.
     Gain on sale of securities was $189,000 related to the sale of $14.1 million of available for sale securities during the three months ended September 30, 2007 compared to a loss of $2,000 for the same period last year.
     Bank owned life insurance income increased $938,000 during the three months ended September 30, 2007, to $1.0 million, compared to $65,000 during the three months ended September 30, 2006, as a result of the purchase of $75.0 million in bank owned life insurance in December 2006.

Non-interest expense. Non-interest expense comprises the following (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Salaries and benefits	$10,446	$8,036
Data processing	2,049	1,650
Occupancy	2,469	1,979
Professional fees	1,077	868
Loan expenses, net	784	591
Core deposit amortization	804	327
Real estate owned	540	1,856
Other	3,221	2,235

	$21,390	$17,542

     Non-interest expense increased $3.9 million during the three months ended September 30, 2007, to $21.4 million, compared to $17.5 million for the three months ended September 30, 2006. The increase in non-interest expense related to all categories of non-interest expense, except real estate owned expenses. These increases resulted primarily from the expansion of our banking segment, which grew by 10 offices from September 30, 2006 to September 30, 2007. The increases in salaries and benefits, occupancy, core deposit amortization, and other expenses were the most significant. Also effecting non-interest expense was the completion of the acquisition of Bryan on May 8, 2007.
     Salaries and benefits expense increased $2.4 million during the three months ended September 30, 2007 to $10.4 million, compared to $8.0 million for the three months ended September 30, 2006. The increase was primarily due to an increase in headcount of 163.5 full-time equivalent employees from September 30, 2006 to September 30, 2007.
     Data processing expense increased $399,000 during the three months ended September 30, 2007 to $2.0 million, compared to $1.6 million for the three month period ended September 30, 2006. The increase was a result of higher telecommunications expenses as a result of an increase in the number of banking and retail mortgage offices.
     Occupancy expense increased $490,000 during the three months ended September 30, 2007 to $2.5 million, compared to $2.0 million for the three month period ended September 30, 2006. The increase was primarily a result of higher lease, security and property tax expenses as a result of an increase in the number of banking, commercial lending and retail mortgage offices.
     Professional fees increased $209,000 during the three months ended September 30, 2007, to $1.1 million, from $868,000 during the three months ended September 30, 2006. The increase was primarily related to higher accounting, audit, and legal fees.
     Loan expenses increased $193,000 during the three months ended September 30, 2007 to $784,000, compared to $591,000 for the three month period ended September 30, 2006. The increase was primarily a result of the addition of student lending acquired in the Bryan acquisition.
     Core deposit amortization increased $477,000 during the three months ended September 30, 2007, to $804,000 compared to $327,000 during the three months ended September 30, 2006. The increase was due to the core deposit intangible and related amortization from the Bryan and Equity branch acquisitions.
     Real estate owned expense decreased $1.3 million during the three months ended September 30, 2007, to $540,000 compared to $1.9 million for the three months ended September 30, 2006. This decrease was primarily related to reduced valuation reserves on single family properties.
     Other non-interest expense increased $986,000 during the three months ended September 30, 2007. This increase was primarily related to higher costs related to marketing, travel, dues and subscriptions and loss on sale of assets.

Results of Segment Operations
     The company’s operations are managed along two operating segments: Banking and Mortgage Banking; non operating results are reported as “Other”. A description of each business and the methodologies used to measure financial performance is described in Note 10, Operating Segments, in the accompanying notes to consolidated interim financial statements included elsewhere in this report. Net income (loss) by segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Banking	$9,188	$4,775	$24,325	$14,769
Mortgage Banking	356	3,062	4,707	11,091
Other	(378)	(1,093)	(3,331)	(4,085)

Consolidated net income	$9,166	$6,744	$25,701	$21,775

Banking
     Net income for the three and nine months ended September 30, 2007 increased $4.4 million, or 92%, and $9.6 million or 65%, respectively, compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily the result of a $7.8 million increase in net interest income after provision for credit losses and a $2.5 million increase in non-interest income partly offset by a $3.6 million increase in non-interest expense and a $2.4 million increase in income tax expense. The increase during the nine months ended September 30, 2007 was primarily the result of a $16.1 million increase in net interest income after provision for credit losses and a $6.2 million increase in non-interest income partly offset by a $7.6 million increase in non-interest expense and a $5.1 million increase in income tax expense.
     Net interest income for the three and nine months ended September 30, 2007 increased $8.4 million, or 49%, and $17.7 million, or 36%, respectively, compared to the same periods in 2006. The increases primarily resulted from an increases in average balances in builder lines and commercial real estate loans.
     The provision for credit losses for the three and nine months ended September 30, 2007 totaled $855,000 and $2.5 million, respectively, compared to $336,000 and $947,000 for the same periods in 2006. The increase primarily resulted from the growth in our commercial and consumer loans. At September 30, 2007, commercial and consumer loans totaled $2.2 billion compared to $1.9 billion at December 31, 2006.
     Non-interest income for the three and nine months ended September 30, 2007 increased $2.5 million, or 95%, and $6.2 million, or 84%, respectively, compared to the same periods in 2006. The increase was primarily due to an increase in deposit fees as a direct result of expanding our existing branch network, which grew by ten banking offices from September 30, 2006 to September 30, 2007 as well as income on bank owned life insurance purchased at the end of the fourth quarter of 2006.
     Non-interest expense for the three and nine months ended September 30, 2007 increased $3.6 million, or 30%, and $7.6 million or 24%, respectively, compared to the same periods in 2006. The increases were related to all categories of non-interest expense, except real estate owned expense. The increases were primarily related to salaries and benefits, occupancy, and core deposit amortization and were a direct result of the expansion of our branch network. Salaries and benefits increased $2.4 million, or 45%, and $4.4 million, or 27% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. These increases were primarily the result of an increase in headcount from 325 full-time equivalent employees at September 30, 2006 to 428.5 at September 30, 2007. The increase in occupancy expense in the banking segment of $411,000, or 26%, and $1.0 million, or 23% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 were primarily related to all components of occupancy expense due to an increase of ten banking offices from September 30, 2006 to September 30, 2007. The increases in core deposit amortization of $476,000 and $1.1 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 were primarily due to amortization related to the Bryan and Equity Bank branch acquisitions. The increase in non-interest expense for the nine months ended September 30, 2007 was partly offset by a decrease in data processing expense. Data processing expense decreased $243,000 or 6%. This decrease is a direct result of costs associated with the conversion of Athens to our system in the nine months ended September 30, 2006 and reduced data processing costs from the renegotiation of the contract relating to these services beginning in the third quarter of 2006.
Mortgage Banking
     Net income for the three and nine months ended September 30, 2007 decreased $2.7 million, or 88%, and $6.4 million, or 58%, respectively, compared to the same periods in 2006. The decrease during the three months ended September 30, 2007 was primarily the result of a $3.3 million decrease in net interest income after provision for credit losses, a $558,000 decrease in non-interest income and an increase of $332,000 in non-interest expense partly offset by a $1.5 million decrease in income tax expense. The decrease during the nine months ended September 30, 2007 was primarily the result of a $10.5 million decrease in net interest income after provision for credit losses partly offset by a $672,000 decrease in non-interest expense and a $3.4 million decrease in income tax expense.
     Net interest income for the three and nine months ended June 30, 2007 decreased $1.9 million, or 27%, and $9.4 million, or 36%, respectively, compared to the same periods in 2006. These decreases were primarily the result of a lower average balance in our single family loans held for investment and held for sale and a reduced net yield. Additionally, we sold $580 million of single family loans in January 2007.
     Non-interest income for the three months ended September 30, 2007 decreased $558,000, or 17%, compared to the same period in 2006. This decrease was primarily the result of a decrease in gains on sale of loans and mortgage servicing rights, net. Sales of single family loans from the warehouse decreased $152.1 million to $114.7 million for the three months ended September 30, 2007 from $266.8 million for the three months ended September 30, 2006. Gains on the sale of single family warehouse loans were $838,000 or 73 basis points, compared to $1.7 million, or 65 basis points during the same period in 2006. This decrease was partly offset by a net gain of $115,000 recorded on our mortgage servicing rights and the related trading securities used to hedge these servicing rights under SFAS 156. For the three months ended September 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio and recorded a decrease in fair value on the MSR portfolio of $1.4 million and recorded a gain on the securities of $1.5 million. For additional information on the adoption of SFAS 156, see Note 5, Goodwill and Intangible Assets, in the accompanying notes to consolidated interim financial statements included elsewhere in this report. The decrease in gain on sale of loans and mortgage servicing rights, net was partly offset by a $225,000 increase in loan fee income resulting from an increase in servicing fees as the unpaid principal balance of loans serviced for others increased to $985.5 million at September 30, 2007, compared to $465.9 million at September 30, 2006.
     Non-interest income for the nine months ended September 30, 2007 decreased $40,000, compared to the same period in 2006. This was the result of a decrease in gain on sale of loans and the net valuation of mortgage servicing rights of $1.2 million, offset by an increase in loan fee income of $1.3 million. Sales of single family loans from the warehouse decreased $323.4 million to $326.4 million for the nine months ended September 30, 2007 from $649.8 million for the nine months ended September 30, 2006. Gains on the sale of single family warehouse loans were $1.7 million, or 53 basis points, compared to $4.7 million, or 72 basis points, for the same period a year ago. This decrease was partly offset by a net gain of $1.7 million recorded on our mortgage servicing rights and the related trading securities used to hedge these servicing rights under SFAS 156. For the nine months ended September 30, 2007, the company valued its mortgage servicing rights at fair value, net of related fair value on securities used to hedge the portfolio and recorded an increase in fair value on the MSR portfolio of $1.1 million and recorded a gain on the securities of $570,000. For additional information on the adoption of SFAS 156, see Note 5, Goodwill and Intangible Assets, in the accompanying notes to consolidated interim financial statements included elsewhere in this report. The decrease in gain on sale of loans and mortgage servicing rights, net was offset by a $1.1 million increase in loan fee income resulting from an increase in servicing fees as the unpaid principal balance of loans serviced for others increased to $985.5 million at September 30, 2007, compared to $465.9 million at September 30, 2006.
     Non-interest expense for the three and nine months ended September 30, 2007 increased $332,000, or 6%, and decreased $672,000, or 4%, respectively, compared to the same periods in 2006. The increase for the three months ended September 30, 2007 primarily related to charges associated with closing twelve retail mortgage offices during the third quarter as well as an increase in real estate owned expenses due to an increase in the number of foreclosed real estate properties. The decrease for the nine months ended September 30, 2007 was primarily due to decreases in salaries and benefits and loan expenses partly offset by an increase in real estate owned expenses. Salaries and benefits decreased $1.3 million, or 13%. This decrease was primarily the result of lower commissions due to the volume of originations. Loan expenses decreased $573,000, or 34%. This decrease was primarily due to the lower volume of originations. The increase in real estate owned expenses was due to an increase in the number of foreclosed real estate properties.
Other
     The net loss for the Other segment decreased $715,000 and $754,000, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decreases in the net loss were primarily due to a $2.3 million gain on the early extinguishment of $15.0 million of our convertible senior notes which were repurchased during the third quarter of 2007, partly offset by an increase in interest expense and income tax benefit due to a lower effective tax rate. As market interest rates have increased, the Other segment has experienced a corresponding increase in interest cost related to the variable-rate junior subordinated notes issued in February, May and August 2005 and November 2002. Additionally, in April 2007, we issued $100.0 million of contingent convertible senior notes that bear interest at 4% per annum. The decrease in the effective tax rate was from an increase in tax-exempt investments.

Financial Condition
     General. Total assets were $5.7 billion and 5.5 billion at September 30, 2007 and December 31, 2006, respectively.
     Investment Portfolio: Our investment portfolio, excluding trading securities, increased $261.6 million during the nine months ended September 30, 2007, to $611.7 million, from $350.0 million at December 31, 2006. During the nine months ended September 30, 2007 we had principal repayments and maturities of $37.8 million. Offsetting these principal repayments and maturities were purchases of $468.8 million. As discussed in Note 5, Goodwill and Intangible Assets, the company made the election to reclassify certain available for sale securities to trading securities on January 1, 2007 when the company adopted the provisions of SFAS 156. Upon adoption of SFAS 156, we reclassified $149.3 million of available for sale securities to trading securities. These securities were identified as offsetting the company’s exposure to changes in fair value of the MSR that the company elected to measure at fair value.
     During the quarter ended September 30, 2007, in order to rebalance the securities held as a hedge against MSRs, the company transferred available for sale securities with a carrying value of $91.7 million to trading securities and recognized a gain of $1.7 million. Gross gains and losses on these securities were $1.7 million and $-0-, respectively, and represented the unrealized holding gain at the date of transfer. Additionally, during the quarter, the company transferred trading securities with a carrying value of $75.9 million to held to maturity securities.

Loan Portfolio. The following table sets forth the composition of our loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Held for investment:
Single family mortgages	$1,838,942	45.97%	$2,112,055	53.11%
Builder lines	1,288,310	32.20	1,200,798	30.20
Mortgage banker finance	92,596	2.32	150,731	3.79
Commercial real estate	432,990	10.82	321,138	8.08
Commercial business	82,104	2.05	39,543	0.99
Multi-family	88,962	2.22	41,665	1.05
Consumer	176,724	4.42	110,463	2.78

Sub-total	4,000,628	100.00%	3,976,393	100.00%

Allowance for credit losses	(16,825)		(11,671)
Deferred loan costs, net	27,075		29,135

Total loans held for investment	4,010,878		3,993,857

Held for sale:
Single family mortgages	70,661		677,837
Student loans	155,475		—
Deferred loan costs, net	730		4,368

Total loans held for sale	226,866		682,205

Total loans	$4,237,744		$4,676,062

     The loan portfolio, net of the allowance for credit losses, premiums and deferred fees and costs, decreased $427.5 million, to $4.2 billion, at September 30, 2007, compared to $4.7 billion at December 31, 2006. This decrease was primarily in our single family mortgage loans. Single family loans held for investment were $1.8 billion at September 30, 2007 and $2.1 billion at December 31, 2006. During the nine months ended September 30, 2007, purchases and originations of single family loans held for investment totaled $141.1 million and principal repayments were $481.2 million. The decrease of $273.1 million in single family loans held for investment is a result of the continued planned reduction of this portfolio through normal amortization. Our commercial lending portfolio, which comprises builder lines, commercial real estate, commercial business, mortgage banker finance and multifamily loans was $2.0 billion at September 30, 2007 and $1.8 billion at December 31, 2006. Funding of commercial lines totaled $2.3 billion and principal repayments were $2.1 billion during the nine months ended September 30, 2007.
     Single family loans held for sale decreased $607.1 million, to $70.7 million, at September 30, 2007, from $677.8 million at December 31, 2006. Sales of single family loans held for sale totaled $905.5 million, originations were $393.4 million, and repayments were $26.9 million during the nine months ended September 30, 2007.
      With the acquisition of Bryan in May 2007, we began offering student loans. At September 30, 2007, we had $155.5 million of student loans held for sale.

     Deposits. The following table sets forth the composition of our deposits as of the dates indicated (in thousands).

	September 30,	December 31,
	2007	2006
Non-interest bearing	$275,606	$158,522
Custodial accounts	17,369	6,917
Interest bearing deposits
Checking accounts	259,075	147,570
Money market accounts	342,216	213,255

Subtotal	601,291	360,825
Savings accounts	65,181	48,956
Certificates of deposit
Consumer and commercial	1,083,107	865,494
Wholesale and brokered	840,923	1,191,250

Subtotal	1,924,030	2,056,744

Total interest bearing deposits	2,590,502	2,466,525

Total deposits	$2,883,477	$2,631,964

Community banking deposits	$2,042,554	$1,440,714
Wholesale and brokered	840,923	1,191,250

Total deposits	$2,883,477	$2,631,964

     Deposits increased $251.5 million during the nine months ended September 30, 2007, to $2.9 billion, from $2.6 billion at December 31, 2006. Community banking deposits increased $601.8 million to $2.0 billion at September 30, 2007 from $1.4 billion at December 31, 2006. The acquisition of Bryan added approximately $471 million of community banking deposits. Wholesale and brokered deposits decreased $350.3 million. However, we expect that brokered and wholesale deposits will remain a source of our funding.
     Borrowings. Borrowings are comprised of Federal Home Loan Bank, or “FHLB”, advances. FHLB advances decreased $202.5 million during the nine months ended September 30, 2007, to $2.1 billion, from $2.3 billon at December 31, 2006. At September 30, 2007, FHLB advances were 40.5% of our total funding liabilities.

Credit Quality
Non-Performing Assets
     Non-performing assets comprise non-performing loans and real estate owned. The table below details our non-performing assets as of the dates indicated (in thousands).

	September 30,	December 31,
	2007	2006
Non-performing loans
Single family mortgages	$2,908	$12,383
Commercial	12,752	494
Consumer	972	383

Total non-performing loans	16,632	13,260

Real estate owned
Single family mortgages	16,603	3,803
Commercial	22,136	17,460

Total real estate owned	38,739	21,263

Total non-performing assets	$55,371	$34,523

     At September 30, 2007, we had $55.4 million in non-performing assets, comprised of $16.6 million in loans that were four payments or more delinquent in nonaccrual status and $38.8 million of real estate owned. This compares to $34.5 million in non-performing assets at December 31, 2006, comprised of $13.2 million in loans that were four payments or more delinquent in nonaccrual status and $21.3 million of real estate owned. The change in non-performing loans resulted from an increase in non-performing commercial loans of $12.3 million primarily comprised of two builder lines totaling $11.8 million. This increase was offset by a reduction of non-performing single family mortgages of $9.5 million. The increase in commercial real estate owned was primarily the result of a commercial loan in Arizona that foreclosed during the second quarter. At September 30, 2007 and December 31, 2006, the company had impaired loans totaling approximately $11.8 million and $6.7 million, respectively. Additionally, at September 30, 2007, the company had $57.4 million of loans that were four payments or more delinquent and still accruing interest, which were primarily composed of single family loans serviced by others under an agreement with the servicer whereby we receive scheduled payments until foreclosure.
     We have an investment in real estate development of single family lots. This investment totaled $293,000 and $768,000 at September 30, 2007 and December 31, 2006, respectively.
     The recorded investment in impaired loans and the related allowances were as follows (in thousands):

	September 30, 2007	December 31, 2006
With allowances	$11,835	$6,711
Without allowances	—	—

	$11,835	$6,711

Allowance for impaired loans	$258	$400
     The average balance of impaired loans and the related interest income recognized were as follows (in thousands)

	Nine Months Ended September 30,
	2007	2006
Average balance of impaired loans	$11,570	$7,503
Interest income recognized	109	37
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
     At September 30, 2007 and December 31, 2006 we had $15.6 million and $14.4 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Nine Months Ended
	September 30,
	2007	2006
Beginning balance	$11,671	$13,367
Provisions for credit losses
Acquisitions	4,613	—
Single family	1,483	410
Commercial	2,429	1,014
Consumer	150	(60)
Charge- offs
Single family	(1,754)	(194)
Commercial	(1,698)	(179)
Consumer	(145)	(202)
Recoveries
Single family	—	1
Commercial	25	27
Consumer	51	28

Ending balance	$16,825	$14,212

Allowances for credit losses to non-performing loans	101.16%	98.16%
Allowance for credit losses to total loans	0.40	0.32
Allowance for credit losses to average loans	0.40	0.34
Net charge-offs to average loans	0.08	0.01
     The allowance for credit losses at September 30, 2007 was $16.8 million, or 0.40% of total loans outstanding, an increase of $5.1 million from December 31, 2006. Of our $16.8 million allowance for credit losses, $3.6 million and $13.2 million were allocated to single family loans and commercial and consumer loans, respectively, at September 30, 2007. Management believes that the allowance for credit losses is adequate to cover known and inherent risks in the loan portfolio as of September 30, 2007.
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
     The following table presents the bank’s regulatory capital and the regulatory capital requirements at September 30, 2007:

	Well
	Capitalized	Actual
Tier 1 leverage capital ratio	5.00%	7.24%
Tier 1 risk-based capital ratio	6.00%	9.71%
Total risk-based capital	10.00%	10.52%
     The bank’s regulatory capital at September 30, 2007 was in excess of the regulatory “well capitalized” requirements.
     Liquidity
     Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. For the nine months ended September 30, 2007 and 2006, a significant source of funding has been from our deposits, both community banking and wholesale and brokered.
     Additionally, we have borrowing sources available to supplement deposits. These borrowing sources include the FHLB of Dallas federal funds lines and securities sold under repurchase agreements. Credit availability at the FHLB is based on our financial condition, asset size and the amount of collateral we hold at the FHLB. At September 30, 2007, our borrowings from the FHLB were $2.1 billion and our additional borrowing capacity was approximately $763.3 million. At September 30, 2007, we had no securities sold under agreement to repurchase.
     We are a holding company without any significant assets other than our indirect equity interest in the bank. Our ability to pay dividends on our preferred stock or our common stock and to meet our other cash obligations, including the servicing of our junior subordinated notes and contingent convertible senior notes, is subject to the amount of liquid assets that we maintain on a separate basis from the bank and the receipt of dividends from the bank. The stated annual dividends on our preferred stock, which are not cumulative, are $6.5 million per year. At September 30, 2007, we had approximately $12.7 million in available cash and the bank had the ability to pay approximately $81.4 million in dividends.
     The FDIC has the authority to prohibit the bank from engaging in an unsafe or unsound practice in conducting its business and under such authority could impose dividend restrictions. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by savings banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the Prompt Corrective Action provisions could limit the amount of dividends which the bank may pay to the company. The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The bank is not in default in any assessment payment to the FDIC
     The bank is required to give the OTS 30 days’ notice before making any dividend to us. The OTS may object to the dividend if it believes the distribution will be unsafe and unsound. An application to the FDIC is also necessary if any distribution would cause the bank to become less than adequately capitalized. Neither the OTS nor the FDIC is likely to approve any distribution that would cause the bank to fail to meet its capital requirements or to become under-capitalized on a pro forma basis after giving effect to the proposed distribution. The FDIC has back-up authority to take enforcement action if it believes that a capital distribution by the bank constitutes an unsafe or unsound action or practice, even if the OTS has permitted the distribution.

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
Derivatives and Hedging Activities
     In order to manage the risk that changes in interest rates would decrease the value of interest rate lock commitments and loans included in the held for sale portfolio, the company enters into forward sales agreements. Forward sales agreements are considered fair value hedges and any changes in fair value are included in gains on sales of single family loans in the consolidated statements of operations. On a forward sales agreement, the sales price and delivery date are established at the time the agreement is entered into. As of September 30, 2007, we had $32.7 million of fixed rate mortgage loans with committed interest rates that had not closed and $10.6 million in forward sales agreements allocated to these commitments, based on an expected close rate of 62% for these loans.
Interest Rate Risk Management
     The asset/liability committee manages our interest rate risk through structuring the balance sheet to seek to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

     One way to measure the impact that future changes in interest rates will have is through an interest rate sensitivity gap measure. The “interest rate sensitivity gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Our one year cumulative interest rate gap position at September 30, 2007 was a negative gap of $776.0 million, or 13.5%, of total assets, compared to a negative gap of $193.2 million, or 3.49% of total assets, at December 31, 2006. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further information.
     To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. Based on these simulations, we quantify interest rate risk and develop and implement strategies we consider to be appropriate. At September 30, 2007, we used a simulation model to analyze net interest income sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For both the rising rate and falling rate scenarios, the base market interest rate forecast was increased or decreased by 100 and 200 basis points.
     The following table indicates the sensitivity of net interest income to the interest rate movements described above (dollars in thousands):

	Adjusted Net	Percentage Change
Interest Rate Scenario	Interest Income	from Base

Up 200 basis points	$136,844	9.1%
Up 100 basis points	131,597	4.9
Base	125,469	—
Down 100 basis points	120,039	(4.3)
Down 200 basis points	115,212	(8.2)
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

     No changes were made to the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The notes are our senior, unsecured obligations. The notes are effectively subordinated to any existing and future secured indebtedness we may have. These liabilities may include indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. The notes do not restrict us from incurring senior secured debt in the future or having our subsidiaries guarantee our indebtedness, nor do they limit the amount of indebtedness we can issue that is equal in right of payment. As of September 30, 2007, we had approximately $2.1 billion aggregate principal amount of secured indebtedness outstanding. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the notes to participate in those assets, is effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. As of September 30, 2007, our subsidiaries had approximately $5.1 billion of liabilities and other indebtedness in the aggregate (excluding intercompany liabilities).
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
     Upon a fundamental change, as defined in the indenture, and on May 1, 2012, May 1, 2017 and May 1, 2022, holders will have the right to require us to repurchase your notes for cash. In addition, upon conversion of the notes, holders will have the right to receive a cash payment. If we do not have sufficient funds to pay the repurchase price for all of the notes tendered upon a fundamental change, the cash due upon repurchases of the notes on May 1, 2012, May 1, 2017 and May 1, 2022 or the cash due upon conversion, an event of default under the indenture governing the notes would occur as a result of such failure. In addition, cash payments in respect of notes tendered for repurchase or that holders converted may be subject to limits and might be prohibited, or create an event of default, under our agreements relating to borrowings that we may enter into from time to time. Our failure to make cash payments in respect of the notes could result in an event of default under such agreements. Such other borrowings may be secured indebtedness and may prevent us from making cash payments in respect of the notes under certain circumstances. Our inability to pay for notes that are tendered for repurchase or conversion could result in holders receiving substantially less than the principal amount of the notes. Upon an occurrence of a fundamental change, we may be required to offer to repay the notes and may be required to repay any other debt then outstanding. If a fundamental change were to occur, we may not have the financial resources available to repurchase all the notes for cash.
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
     The price at which the notes are convertible into shares of common stock is subject to adjustment under certain circumstances such as stock splits and combinations, stock dividends, certain cash dividends and certain other actions by us that modify our capital structure. If the conversion price, and the resulting conversion rate, is adjusted in a manner which has the effect of increasing a holder’s proportionate interest in our assets or earnings and profits, such adjustment may result in a deemed distribution of shares of our common stock to such holder and the holder would be required to include such amount in income for U.S. federal income tax purposes, notwithstanding the fact that the holder does not receive such distribution. In addition, non-U.S. holders of the notes may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax requirements. The adjustment to the conversion rate of notes converted in connection with certain fundamental changes also may be treated as a taxable distribution.

The adjustment to the conversion rate for notes converted in connection with certain fundamental changes may not adequately compensate holders for the lost option time value of their notes as a result of such fundamental change and may not be enforceable.
     If a fundamental change occurs on or prior to May 1, 2012, or if we have called your notes for optional redemption upon certain fundamental changes, we will increase the conversion rate as to the notes converted in connection with the fundamental changes. The increase in the conversion rate will be determined based on the date on which the fundamental change becomes effective and the price paid per share of common stock in the fundamental change. While this adjustment is designed to compensate holders for the lost option time value of the notes as a result of certain fundamental changes, the adjustment is only an approximation of such lost value and may not adequately compensate holders for such loss. In addition, if the price paid per share of our common stock in the fundamental change is less than $15.70 or more than $78.50 (subject to adjustment), there will be no such adjustment. Furthermore, our obligation to make the adjustment could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.
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
A market may not develop for the notes.
     Prior to the offering there was no trading market for the notes. We do not intend to have the notes listed on a national securities exchange. The underwriters advised us at the time of the offering that they intended to make a market in the notes. The underwriters are not, however, obligated to make a market and may discontinue this market-making activity at any time without notice. In addition, market-making activity by the underwriters will be subject to the limits imposed by the Securities Act of 1933, as amended and the Exchange Act. As a result, a market for the notes may not develop or, if one does develop, it may not be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly.
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
     Neither we nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) promulgated under the Exchange Act) made any purchases of our registered equity securities during the quarter covered by the report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
Item 6. Exhibits

Exhibit
Number	Description

10.1	Engagement Letter by and between Franklin Bank Corp. and SMH Capital Inc., dated June 19, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2007)

10.2	Form of Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2007)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Bank Corp. (Registrant)

Date: November 9, 2007	By:	/s/ Russell McCann Russell McCann
Chief Financial Officer (Duly Authorized Officer,
Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit
Number	Description

10.1	Engagement Letter by and between Franklin Bank Corp. and SMH Capital Inc., dated June 19, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2007)

10.2	Form of Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2007)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1+	Section 1350 Certification of the Company’s Chief Executive Officer

32.2+	Section 1350 Certification of the Company’s Chief Financial Officer

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.