Form 10-Q/A
period 2007-09-30
FRANKLIN BANK CORP
filed 2007-12-20
CIK 1207070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q/A

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

Explanatory Note
     As previously reported, subsequent to September 30, 2007 management of Franklin Bank Corp. (the “Company”) conducted a complete evaluation of the loan portfolio of its banking subsidiary. While conducting that review, four loans to one borrower totaling $13.5 million were discovered that should have been categorized during the quarter ended September 30, 2007 as troubled debt restructurings. Additionally, the Company has determined that the loans should be reported as non-performing at September 30, 2007. As a result, the Company is hereby amending Item 2 of Part I of its Quarterly Report on Form 10-Q for the period ended September 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2007 (the “September 2007 Form 10-Q”), solely to reflect the treatment of such loans as troubled debt restructurings. These changes, which appear in Item 2 of Part I of this Form 10-Q/A under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality—Non-Performing Assets” and “—Allowance for Credit Losses,” increase the reported amounts of investment in non-performing assets, impaired loans and the allowance for impaired loans for the nine-months ended September 30, 2007, but do not result in any changes to reported net income or earnings per share for such period.
     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the September 2007 Form 10-Q that was affected by the restatement described above has been amended to the extent affected and restated in its entirety. However, only the changes necessary to reflect the change in characterization of the four loans described above have been made in this Form 10-Q/A; it does not reflect events occurring after the filing of the September 2007 Form 10-Q or modify or update any other disclosures contained in the September 2007 Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the September 2007 Form 10-Q, including any amendments of those filings.
     Rule 12b-15 under the Exchange Act provides that any amendment to a report that was required to be accompanied by the certifications of the principal executive officer and principal financial officer of the registrant specified in the applicable Exchange Act rules must be accompanied by new certifications of such officers. Accordingly, these certifications, which are unchanged from the certifications originally filed with the September 2007 Form 10-Q, are included as Exhibits 31.1, 31.2, 32.1 and 32.2 in Part 6 of Item II of the Form 10-Q/A, which is also amended hereby.

FRANKLIN BANK CORP.
INDEX TO FORM 10-Q/A

		Page
PART I	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
PART II	OTHER INFORMATION
Item 6.	Exhibits	17
	Signatures	18
Rule 13a-14(a) Certification of the Company's CEO
Rule 13a-14(a) Certification of the Company's CFO
Section 1350 Certification of the Company's CEO
Section 1350 Certification of the Company's CFO

PART I. FINANCIAL INFORMATION
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

	September 30,	December 31,
	2007	2006
Non-performing loans
Single family mortgages	$2,908	$12,383
Commercial	12,752	494
Consumer	972	383

Sub-total	16,632	13,260
Restructured loans — commercial	13,534	—

Total non-performing loans	30,166	13,260

Real estate owned
Single family mortgages	16,603	3,803
Commercial	22,136	17,460

Total real estate owned	38,739	21,263

Total non-performing assets	$68,905	$34,523

     At September 30, 2007, we had $68.9 million in non-performing assets, comprised of $16.6 million in loans that were four payments or more delinquent in nonaccrual status, $13.5 million of restructured loans on nonaccrual and $38.8 million of real estate owned. This compares to $34.5 million in non-performing assets at December 31, 2006, comprised of $13.2 million in loans that were four payments or more delinquent in nonaccrual status and $21.3 million of real estate owned. There were no restructured loans at December 31, 2006. The change in non-performing loans resulted from an increase in non-performing commercial loans of $12.3 million primarily comprised of two builder lines totaling $11.8 million. Additionally, the company restructured four loans to a builder in Michigan that totaled $13.5 million. This increase was offset by a reduction of non-performing single family mortgages of $9.5 million. The increase in commercial real estate owned was primarily the result of a commercial loan in Arizona that foreclosed during the second quarter. At September 30, 2007 and December 31, 2006, the company had impaired loans totaling approximately $25.4 million and $6.7 million, respectively. The impaired loans at September 30, 2007 included the restructured loans. Additionally, at September 30, 2007, the company had $57.4 million of loans that were four payments or more delinquent and still accruing interest, which were primarily composed of single family loans serviced by others under an agreement with the servicer whereby we receive scheduled payments until foreclosure.
     We have an investment in real estate development of single family lots. This investment totaled $293,000 and $768,000 at September 30, 2007 and December 31, 2006, respectively.
     The recorded investment in impaired loans and the related allowances were as follows (in thousands):

	September 30, 2007	December 31, 2006
With allowances	$25,369	$6,711
Without allowances	—	—

	$25,369	$6,711

Allowance for impaired loans	$356	$400
     The average balance of impaired loans and the related interest income recognized were as follows (in thousands)

	Nine Months Ended September 30,
	2007	2006
Average balance of impaired loans	$13,091	$7,503
Interest income recognized	198	37
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
     At September 30, 2007 and December 31, 2006 we had $26.0 million and $14.4 million, respectively, in loans that were viewed by management as potential problem loans that are not included in non-performing assets. These are loans that management believes may in the future become non-performing loans.

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

	For the Nine Months Ended
	September 30,
	2007	2006
Beginning balance	$11,671	$13,367
Provisions for credit losses
Acquisitions	4,613	—
Single family	1,483	410
Commercial	2,429	1,014
Consumer	150	(60)
Charge- offs
Single family	(1,754)	(194)
Commercial	(1,698)	(179)
Consumer	(145)	(202)
Recoveries
Single family	—	1
Commercial	25	27
Consumer	51	28

Ending balance	$16,825	$14,212

Allowances for credit losses to non-performing loans	55.78%	98.16%
Allowance for credit losses to total loans	0.40	0.32
Allowance for credit losses to average loans	0.40	0.34
Net charge-offs to average loans	0.08	0.01
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

PART II. OTHER INFORMATION
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

Franklin Bank Corp. (Registrant)

Date: December 19, 2007	By:	/s/ Russell McCann Russell McCann
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